Form 10QSB
period 1996-09-30
ACI TELECENTRICS INC
filed 1996-12-04
CIK 1020998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

XXX      QUARTERLY REPORT UNDER UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                               For the quarterly period ended September 30, 1996

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
---
                           For the transition period from ________ to __________

                                                Commission File Number 000-21557


                         ACI Telecentrics, Incorporated
           (Exact name of business issuer as specified in its charter)


           Minnesota                                            41-1572571
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)


          3100 West Lake Street, Suite 300, Minneapolis, MN 55416-4510
                    (Address of principal executive offices)

                                 (612) 928-4700
                           (Issuer's Telephone Number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             YES __X__ NO ___

         The Company had 5,705,000 shares of common stock, no par value per share, outstanding as of December 2, 1996.

Transitional Small Business Disclosure Format (Check One ):  YES ____  NO __X__


                         ACI TELECENTRICS, INCORPORATED
                                   FORM 10QSB

                                TABLE OF CONTENTS

                                                                         PAGE #

PART I        FINANCIAL INFORMATION

Item 1        Financial Statements
              Statements of Operations                                      3
              Balance Sheets                                                4
              Statements of Cash Flows                                      5
              Notes to Financial Statements                                 6

Item 2        Management's Discussion and Analysis of
                 Financial Condition and Results of Operations              7

PART II       OTHER INFORMATION

Item 6        Exhibits and Reports on Form 8-K

                 a.   Exhibits
                      27.  Financial Data Schedule
                 b.   Reports on Form 8-K
                      No current reports on Form 8-K were filed in the
                        fiscal quarter ended September 30, 1996.

Signature Page                                                             11



PART I            FINANCIAL INFORMATION
ITEM 1            FINANCIAL STATEMENTS



                         ACI TELECENTRICS, INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                         ---------------------------      ----------------------------
                                             1996             1995             1996             1995
                                         -----------      -----------      -----------      -----------
TELEMARKETING REVENUES                   $ 2,159,375      $ 1,314,683      $ 6,191,437      $ 4,170,043

COST OF SERVICES                           1,286,135          651,463        3,233,829        2,167,083

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                  1,047,252          599,019        2,630,240        1,691,766
                                         -----------      -----------      -----------      -----------


OPERATING INCOME                            (174,012)          64,201          327,368          311,194

OTHER INCOME (EXPENSE):
  Interest income                             10,168             --             12,101             --
  Interest expense                           (53,509)         (21,858)        (128,664)         (58,832)
  Other, net                                  (2,392)            --             (2,392)            (650)
                                                          -----------      -----------      -----------
    Total other expense                      (45,733)         (21,858)        (118,955)         (59,482)
                                         -----------      -----------      -----------      -----------

NET INCOME (LOSS)                        $  (219,745)     $    42,343      $   208,413      $   251,712
                                         ===========      ===========      ===========      ===========

PRO FORMA DATA
  Historical net (loss) income           $  (219,745)     $    42,343      $   208,413      $   251,712
  Pro forma provision for income tax
      benefit (expense)                       88,000          (17,000)         (83,000)        (101,000)
                                         -----------      -----------      -----------      -----------
  Pro forma net (loss) income               (131,745)          25,343          125,413          150,712
                                         ===========      ===========      ===========      ===========

  Pro forma net income per share         $     (0.03)     $      0.01      $      0.03      $      0.04
                                         ===========      ===========      ===========      ===========

  Shares used in computing pro forma
      net income per share                 4,288,000        4,288,000        4,288,000        4,288,000
                                         ===========      ===========      ===========      ===========




                          ACI TELECENTRICS INCORPORATED
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                                         SEPTEMBER 30,  DECEMBER 31,
                                                             1996           1995
                                                          ----------     ----------
ASSETS
CURRENT ASSETS:
   Cash                                                   $   23,703     $   67,483
   Trade receivables, less allowance for doubtful
         accounts of $70,600 and $70,000 respectively      1,468,956        972,788
   Other current assets                                      276,086         74,818
                                                          ----------     ----------
                  Total Current Assets                     1,768,745      1,115,089

PROPERTY AND EQUIPMENT, NET                                1,827,282      1,109,811

OTHER ASSETS
   Restricted Investments                                       --          300,000
   Other                                                      44,802         24,036
                                                          ----------     ----------
                   Total Other Assets                         44,802        324,036
                                                          ----------     ----------
                                                          $3,640,829     $2,548,936
                                                          ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving line of credit                               $  400,000     $  300,000
   Trade accounts payable                                    748,672        387,335
   Accrued expenses                                          413,696        136,002
   Dividends payable                                         350,000           --
   Current portion of long-term debt and capital
          lease obligations                                  442,863        193,628
                                                          ----------     ----------
                   Total current liabilities               2,355,231      1,016,965

LONG TERM LIABILITIES:
   Long-term debt and capital lease obligations,
          less current portion                               731,122        602,984
   Deferred capital lease liabilities                        174,076        107,000
   Notes payable to officers                                    --          300,000
                                                          ----------     ----------
                   Total long-term liabilities               905,198      1,009,984

SHAREHOLDERS' EQUITY:
   Common stock, no par value                                 26,567          1,000
   Additional paid in capital                                   --           25,567
   Retained earnings                                         353,833        495,420
                                                          ----------     ----------
                  Total shareholders' equity                 380,400        521,987
                                                          ----------     ----------
                                                          $3,640,829     $2,548,936
                                                          ==========     ==========

                        See notes to financial statements



                          ACI TELECENTRICS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        NINE MONTHS ENDED SEPTEMBER 30,:
                                                            1996           1995
                                                         ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                           $ 208,413      $ 251,712
  Adjustments to reconcile net earnings to cash
      provided by operating activities:
    Depreciation                                           250,857        140,184
    Amortization of deferred capital leases                 (7,500)          --
    Changes in operating assets and liabilities:
      Trade receivables                                   (496,168)       (82,404)
      Other assets                                        (201,268)        21,775
      Accounts payable and accrued expenses                639,031        (13,980)
                                                         ---------      ---------
           Net cash provided by operating activities       393,365        317,287


CASH FLOWS (UTILIZED IN) FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                     (297,202)      (223,670)
  Proceeds from sale of restricted investment              300,000           --
  Increase in other assets                                 (20,766)        (2,151)
                                                         ---------      ---------
       Net cash used in investing activities               (17,968)      (225,821)

CASH FLOWS (UTILIZED IN) FROM FINANCING ACTIVITIES:
  Checks written in excess of bank balance                    --         (113,124)
  Net proceeds from revolving line of credit               100,000         50,000
  Repayments of long term debt and capital leases         (219,177)       (97,653)
  Payments on notes payable to officers                   (300,000)          --
                                                         ---------      ---------
        Net cash used in financing activities             (419,177)      (160,777)
                                                         ---------      ---------

NET DECREASE IN CASH                                       (43,780)       (69,311)
CASH AT BEGINNING OF PERIOD                                 67,483         82,594
                                                         ---------      ---------
CASH AT END OF PERIOD                                    $  23,703      $  13,283
                                                         =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
      Cash paid for interest                             $ 129,000      $  59,000
                                                         =========      =========
      Dividend declared but not paid                     $ 350,000      $    --
                                                         =========      =========
      Equipment acquired through capital leases          $ 671,127      $ 263,263
                                                         =========      =========


                        See notes to financial statements



                         ACI TELECENTRICS, INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996


1.   BASIS OF PRESENTATION

         The accompanying financial statements are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

         The financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995, previously filed with the SEC as part of the Company's Registration Statement on Form SB-2, which became effective October 21, 1996.

         Prior to the public offering referred to in Note 2, the Company elected to be treated for federal and state income tax purposes as an S Corporation under the Internal Revenue Code ("Code") and comparable state tax laws. As a result, income tax expense (benefit) for federal and state income tax purposes related to the Company for the three and nine months ended September 30, 1996 and 1995 is the responsibility of the shareholders of the Company, rather than the Company. As of October 21, 1996 (the effective date of the offering) the Company converted from an S Corporation to a C Corporation under the Code. The results of operations for all periods include pro forma net income, after assuming a provision for federal and state income taxes as if the Company had been subject to federal and state corporate income taxes for all periods. This pro forma provision is computed using a combined federal and state income tax rate of 40%.

2.   SUBSEQUENT EVENTS

     INITIAL PUBLIC OFFERING

         On October 21, 1996, the Company sold 1,400,000 Common Shares in an initial public offering. Net proceeds to the Company were approximately $6,050,000, after deducting offering costs (including underwriting commissions) of approximately $950,000. In connection with the Company's initial public offering of common stock the Company also issued an option to the underwriters to purchase up to 210,000 shares solely to cover overallotments. The underwriter exercised 105,000 shares of this option in November, 1996, resulting in additional net proceeds of approximately $472,500, after deducting offering costs (including underwriting commissions) of approximately $52,500.

     INCOME TAXES

         On the effective date of the public offering the Company changed from an S Corporation to a C Corporation status for tax purposes. In accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, the Company will be required to record an income tax expense and deferred tax liability representing the tax effect of the cumulative differences between the financial reporting and income tax basis of certain assets and liabilities in its quarter ended December 31, 1996. The income tax expense to be charged to earnings in the fourth quarter 1996 related to this change will be approximately $280,000.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

REVENUES

         Revenues increased $844,692, or 64.3%, to $2,159,375 in the three months ended September 30, 1996, from $1,314,683 in the comparable period in 1995. Billable telemarketing service representative hours increased approximately 65.7% from the three month period of 1995 to the comparable period in 1996. The majority of this increase was the result of the Company opening a 96 workstation call center in Devils Lake, North Dakota in April, 1996, and a 48 workstation call center in Redfield, South Dakota in September, 1996. The Minneapolis call center was reduced in size from 96 to 45 workstations in September, 1995. Despite the revenue increase, demand for telemarketing services typically decreases in the third quarter because clients cut back telemarketing projects in the summer months. In 1996, the Company included in revenue approximately $339,000 of billable time, outsourced to other teleservices companies. There were no outsourced services in 1995.

COST OF SERVICES

         Cost of services increased $634,672, or 97.4%, to $1,286,135 in the three months ended September 30, 1996, from $651,463 in the comparable period in 1995. The increase in cost of services was attributable to the additional personnel and telephone costs associated with the revenue growth. In addition, due to a shift in certain client contracts from the third to the fourth quarter and the general slowdown experienced in the telemarketing industry in the third quarter, the Company experienced certain downtime and, therefore, did not operate efficiently. Certain fixed costs were incurred against a low revenue base. This also decreased utilization and increased labor costs from 28% of telemarketing revenue in 1995 to 35.1% in 1996, resulting in cost of services performed by the Company increasing to 55.5% of telemarketing revenue in 1996, from 49.6% in 1995, while the cost of services which were related to outsourced revenue was 81.3%, yielding a blended cost of services in 1996 of 59.6%. As a result, total cost of services as a percentage of revenues increased to 59.6% in 1996, compared to 49.6% in 1995.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

         Selling, general, and administrative expenses increased $448,233, or 74.8%, to $1,047,252 for the three months ended September 30, 1996, from $599,019 in the three months ended September 30, 1995. The increase was primarily related to increased volume and the opening of new call centers in April 1996, and September 1996, as discussed under Revenues above. Primary components of the increase were an increase in salaries, payroll taxes and related benefits of $226,591, and increased travel of $32,872 as additional sales and administrative personnel were added in support of the increased revenue and public offering of the Company's stock. In addition, depreciation increased $47,906, which is primarily attributable to the opening of the new call centers and the relocation of the corporate office previously discussed.

OTHER INCOME/EXPENSE

         Other income/expense, which is primarily interest, increased by $23,875 to $45,733 in the three months ended September 30, 1996, from $21,858 in the comparable three months of 1995. This increase reflected higher average outstanding borrowings to finance working capital needs and capital leases which were used to open the new call centers and to purchase related equipment.


PRO FORMA NET INCOME (LOSS)

         For the three months ended September 30, 1996, the proforma net loss was $131,745 (6.1% of revenues) compared to a profit of $25,343 (1.9% of revenues) in the comparable three months of 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

REVENUES

         Revenues increased $2,021,394, or 48.5%, to $6,191,437 in the nine months ended September 30, 1996, from $4,170,043 in the comparable period in 1995. Billable telemarketing service representative hours increased approximately 53.4% from the first nine months of 1995 to the comparable period in 1996. The majority of this increase was the result of the Company opening a 60 workstation call center in Valley City, North Dakota in June 1995, a 96 workstation call center in Devils Lake, North Dakota in April 1996, and a 48 workstation call center in Redfield, South Dakota in September, 1996. The Minneapolis call center was reduced in size from 96 to 45 workstations in September, 1995, subsequent to the opening of the Valley City, North Dakota call center. In 1996 the Company included in revenue approximately $435,000 of billable time, outsourced to other teleservices companies. There were no outsourced services in 1995.

         The Company prices its services in connection with each bid for a client contract. Generally, pricing depends on a number of factors, including the size and term of the contract, the Company's capacity and utilization at the time of the bid, the Company's expectation of the pricing, which may be offered by competitors, and the financial goals of the Company. The average hourly billing rate for the period was approximately 3% lower than that of the comparable nine month period in 1995 as the Company adjusted its pricing to compete for large volume accounts.

COST OF SERVICES

         Cost of services increased $1,066,746, or 49.2%, to $3,233,829 in the nine months ended September 30, 1996, from $2,167,083 in the comparable period in 1995. The increase in cost of services was attributable to the additional personnel and telephone costs associated with the revenue growth. As a percentage of revenues, total cost of services increased to 52.2% in 1996 compared to 52% in 1995. The cost of services performed by the Company decreased from 52% to 50.1% from 1995 to 1996, due to savings in long-distance costs (as a result of a change in long-distance service provider at one of the Company's call centers), which declined as a percentage of revenues from 16% in 1995 to 12.5% in 1996; however, the cost of services which were related to outsourced revenue was 80.6%, yielding a blended cost of services in 1996 of 52.2%.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

         Selling, general, and administrative expenses increased $938,474, or 55.5%, to $2,630,240 for the nine months ended September 30, 1996, from $1,691,766 for the nine months ended September 30, 1995. The increase was primarily related to increased volume and the opening of new call centers as discussed under Revenues above. Primary components of the increase were an increase in salaries, payroll taxes and related benefits of $490,218, and increased travel of $67,008 as additional sales and administrative personnel were added in support of the increased revenue. In addition, depreciation increased $110,673, which is primarily attributable to the opening of the new call centers and the relocation of the corporate office in order to consolidate office space from three non-contiguous offices in our previous location to one contiguous office in our present location.

OTHER INCOME/EXPENSE

         Other income/expense, which is primarily interest, increased by $59,473 to $118,955 in the nine months ended September 30, 1996, from $59,482 in the first nine months of 1995. This increase reflected higher average outstanding borrowings to finance working capital needs and capital leases which were used to open the new call centers and to purchase related equipment.

PRO FORMA NET INCOME

         Pro forma net income decreased to $125,413, or 2.0%, of revenues for the first nine months of 1996, from $150,712, or 3.6%, of revenues in the comparable period of 1995. Prior to the public offering, referred to in the Liquidity and Capital Resources section below, the Company elected to be treated for federal and state income tax purposes as an S Corporation under the Internal Revenue Code ("Code") and comparable state tax laws. As a result, earnings of the Company for the three and nine months ended September 30, 1996, have been taxed for federal and state income tax purposes directly to the shareholders of the Company, rather than to the Company. As of October 21, 1996 (the effective date of the offering), the Company converted from an S Corporation to a C Corporation under the Code. The results of operations for all periods include pro forma net income, after assuming a provision for federal and state income taxes as if the Company had been subject to federal and state corporate income taxes for all periods. This pro forma provision is computed using a combined federal and state tax rate of 40%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity have historically been cash flow from operating activities, bank borrowings, and capital lease financing. In addition, in connection with the opening of call centers, the Company has often received various forms of government or private industry subsidies consisting of low interest rate loans, forgivable lease arrangements, expense reimbursements, and reimbursements for leasehold improvements.

         On October 21, 1996, the Company sold 1,400,000 Common Shares in an initial public offering. Net proceeds to the Company were approximately $6,050,000, after deducting offering costs of $950,000, including underwriting commissions of approximately $700,000. In connection with the Company's initial public offering of Common Stock, the Company issued an option to the underwriters to purchase up to 210,000 shares solely to cover over-allotments. The underwriter exercised 105,000 shares of this option in December, 1996, resulting in additional net proceeds of approximately $472,500, after deducting underwriting commissions of $52,500. The Company has used approximately $1,400,000 of the proceeds of the offering to reduce short-term and long-term debt and lease obligations.

         In October, 1996, the Company increased its revolving line of credit from $300,000 to $500,000. The borrowing base is equal to the lesser of $500,000, or 75% of the eligible accounts receivable (as defined in the agreement) and accrues interest at the bank's reference rate plus 1.5% (9.75% at September 30, 1996). At September 30, 1996, the outstanding borrowings under the agreement was $400,000. This amount was subsequently repaid with the proceeds of the public offering discussed above. This agreement is subject to certain covenants, including prompt reporting of litigation, maintenance of books and records, furnishing financial statements, maintenance of insurance, and a net worth ratio, as defined, of less than 3:1. At September 30, 1996, the Company had a net worth ratio of 8.6:1, but has obtained a waiver from the lender through January 1, 1997. This line of credit is collateralized by substantially all of the Company's assets and personal guarantees by the principal shareholders and expires on July 5, 1997.

         In July, 1995, in connection with the opening of the Valley City, North Dakota call center, the Company received grants of $25,000 for the reimbursement of start-up costs, $150,000 in leasehold improvements, and $107,000 in an equipment lease which is forgivable over five years. In April, 1996, in connection with the opening of a call center in Devils Lake, North Dakota, the Company received assistance including $25,000 to cover moving and start-up costs, a $150,000 equipment lease which is forgivable over 5 years, $150,000 in leasehold improvements, and a 6% loan of $50,000. In September 1996, the Company opened a call center in Redfield, South Dakota. In connection with this call center the Company received $200,000 for leasehold improvements and will lease its facility with equipment having a fair value of $300,000 for $30,000 per annum for 5 years.

         Cash provided by operating activities for the nine months ended September 30, 1996, was $393,365, reflecting $451,770 from net income and depreciation and amortization offset by a $58,405 change in operating assets and liabilities. This compares to cash provided by operating activities of $317,287 in the comparable 1995 period which was the result of $391,896 of net income and depreciation offset by a change in operating assets and liabilities of $74,609.

         Cash utilized in investing activities during 1996 was $17,968. This consists primarily of purchases of property and equipment of $297,202, offset by proceeds of $300,000 from the sale of an investment. In 1995, cash used in investing activities was $225,821, consisting primarily of purchases of property and equipment.

         Cash utilized in financing activities was $419,177 during 1996. Proceeds from an increase of $100,000 in the revolving line of credit were offset by $219,177 in repayments of long-term debt and capital leases and payments on notes payable to officers of $300,000. In 1995, cash utilized in financing activities was $160,777, consisting primarily of an increase in the line of credit of $50,000, offset by repayments of long-term debt, capital leases, and checks written in excess of bank balance of $210,777.

         The Company believes that funds generated from operations together with the net proceeds to the Company from the public offering, equipment and financing leases, future grants, and the revolving credit arrangement will be sufficient to finance its current operations and planned capital expenditures at least through 1997.

RECENTLY ISSUED ACCOUNTING STANDARD

         In October, 1995, the FASB issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company has elected to continue following the guidance of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, for measurement and recognition of stock-based transactions with employees. The Company will provide the disclosure requirements of SFAS No. 123 in the 1996 annual financial statements.

FORWARD-LOOKING STATEMENTS

         Except for the historical information contained herein, the matters discussed in this section may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth above. Such risks and uncertainties include, among others, the maintenance of key customers, opening of new call centers, acquisitions, the impact of competitive pricing, and the other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's registration statement on Form SB-2 which became effective October 21, 1996.


SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ACI TELECENTRICS, INCORPORATED
                                           Registrant


Dated December 4, 1996              By:     /s/Steven A. Kahn
                                                     Steven A. Kahn
                                                     Vice President and
                                                       Chief Financial Officer


Dated December 4, 1996              By:     /s/Rick N. Diamond
                                                     Chief Executive Officer and
                                                       Director