Form 10KSB40
period 1996-12-31
ACI TELECENTRICS INC
filed 1997-03-17
CIK 1020998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                         Commission File No.: 000-21557

                             ACI TELECENTRICS, INC.
           (Name of Small Business Issuer as specified in its charter)

          MINNESOTA                                            41-1572571
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)

         3100 WEST LAKE STREET, SUITE 300, MINNEAPOLIS, MINNESOTA, 55416
               (Address of principal executive offices)(Zip Code)

         Issuer's telephone number, including area code: (612) 928-4700

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

   Securities registered pursuant to Section 12(g) of the Exchange Act: Common
                          Stock, no par value per share

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year:  $9,991,427

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of February 28, 1997 was approximately $8,431,252 based upon the average of the closing bid and asked prices of the Registrant's Common Stock on such date.

There were 5,706,528 shares of Common Stock, no par value, outstanding as of February 28, 1997.

                            ------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference pursuant to Rule 12b-23: Portions of the Registrant's 1996 Annual Report to Shareholders for fiscal year ended December 31, 1996 and Proxy Statement for its 1997 Annual Meeting of Shareholders are incorporated by reference into Items 6 and 7 of Part II and Items 9, 10, 11 and 12 of Part III, respectively.

Transitional Small Business Disclosure Format (check one).  Yes [ ]  No [X]



                                    I N D E X


Description                                                                Page
-----------                                                                ----

PART I

         ITEM 1.     DESCRIPTION OF BUSINESS...............................  1
         ITEM 2.     DESCRIPTION OF PROPERTY...............................  3
         ITEM 3.     LEGAL PROCEEDINGS.....................................  4
         ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                     HOLDERS...............................................  4

PART II

         ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS...................................  5
         ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS...................  5
         ITEM 7.     FINANCIAL STATEMENTS..................................  5
         ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE...................  6

PART III

         ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                     CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                     THE EXCHANGE ACT......................................  6
         ITEM 10.    EXECUTIVE COMPENSATION................................  6
         ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                     AND  MANAGEMENT.......................................  6
         ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........  6
         ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K......................  6




                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         ACI Telecentrics, Inc. (the "Company") was incorporated under the name Automated Communications, Incorporated under Minnesota law on January 13, 1987 and changed its name to ACI Telecentrics, Inc. on July 26, 1996. The Company provides telephone based sales and marketing services, broadly defined as teleservices. The Company operates 289 workstations in 5 call centers located in Minnesota, North Dakota and South Dakota.

         Prior to June 28, 1996, each of the Company's four existing call centers was operated as a separate corporation owned by Rick N. Diamond and Gary
B. Cohen, the founders of the company. In preparation for the Company's initial public offering, these corporations were merged into Automated Communications, Inc. on June 28, 1996 (the "Reorganization").

         The Company has focused its client base primarily on the telecommunications, publishing and financial services industries. During 1996, the telecommunications industry became the largest client segment of ACI's business, and ACI became one of the primary vendors for the largest manufacturer of caller ID systems. In conjunction with Regional Bell Operating Companies ("RBOC's") and the manufacturer, ACI sells caller ID services to RBOC current customers. ACI also provides a sales force for long distance and other custom calling services. With respect to the publishing industry, the Company's telemarketing programs assist newspaper, magazine, and book publishers in acquiring new subscribers, soliciting subscription renewals, and cross-selling products. In the financial services industry, the Company conducts telemarketing projects for banks and financial services companies in the areas of insurance; credit card customer acquisition, retention and renewal; credit card enhancement services; account generation and retention; and customer service.

INDUSTRY AND MARKET

         The Company believes that the telemarketing sector of marketing expenditures will continue to grow and that the trend towards outsourcing telemarketing programs will continue. In addition, the telecommunications and financial services industries, which ACI already serves, are undergoing deregulation or consolidation, which provides the Company with additional growth opportunities as these businesses search for low cost solutions for their marketing, sales and customer support needs. In 1996, businesses within the telecommunications, publishing and financial services industries accounted for most of the Company's revenues. The industries targeted by the Company and the principal services provided are described below.

TELECOMMUNICATIONS. The Company entered the telecommunications segment of the market in 1996, and in that year revenues from this segment accounted for 42.6% of revenues. In February 1996, a far-reaching telecommunications law was passed which permits the RBOC's and long distance carriers to compete in each other's markets. This new ability to market basic telephone services, in addition to such other services as Caller ID, call waiting, and voice mail, has created a new market for teleservices organizations such as the Company. The expansion of the internet has also provided revenue for the company, as it is selling web page sights for one of its clients. The Company's principal telecommunications customer is CIDCO, Inc.

PUBLISHING. ACI provides telemarketing services to publishers, including subscription renewals, subscription sales, and customer services. The Company's program managers work closely with publishing clients to develop individually tailored programs to enhance their marketing and sales efforts. The Company has conducted telemarketing services for such companies as Cahners Publishing Company and Cy DeCosse, Incorporated.

FINANCIAL SERVICES. ACI provides banks and financial services companies with a wide range of telemarketing services, including offering insurance products, acquiring, retaining and renewing credit card customers, enhancing card services, generating new and retaining current accounts and providing a range of customer services. The Company has conducted telemarketing services for such companies as Safecard Services, Inc. and several bank card providers.

SALES AND MARKETING

         ACI's marketing strategy emphasizes customized marketing solutions tailored to meet the individual client's needs. The Company currently has three sales people. The Company attracts clients through its sales force and by (i) encouraging referrals from existing clients who are satisfied with the Company's quality service, (ii) attending trade shows, (iii) advertising in trade publications, and (iv) conducting direct mail programs to selected large purchasers of telemarketing services.

PRINCIPAL CUSTOMERS

         In 1996, the Company's three largest clients and the percentage of 1996 revenues attributable to such clients were CIDCO Inc., a marketer of caller ID systems (39.2%), Cahners Publishing Company, a publisher of trade publications (10.1%), Cy DeCosse Incorporated, a publisher of book continuity programs (14.8%).

COMPETITION

         The telemarketing industry is highly competitive, but also highly fragmented. The Company competes with both in-house telemarketing organizations as well as other independent out-source telemarketing operations. In-house telemarketing organizations provide a variety of services to their organizations and comprise the majority of the telemarketing industry. Independent telemarketing organizations range from numerous small, single-facility operations to large, multi-facility operations such as MATRIXX Marketing Inc., SITEL Corporation, APAC Teleservices Inc., ITI Marketing Services, Inc., and West Telemarketing Corporation. The Company also competes with other forms of marketing such as direct mail, television and radio. The Company believes that the primary competitive factors in the telephone-based marketing industry are reputation for quality service, marketing results, technological expertise, price, and the ability to design customized marketing programs which address the needs of clients. The Company believes that most of its competitors are, like ACI, highly dependent on a small number of clients for a large percentage of their business.

GOVERNMENT REGULATION

         The telemarketing industry is subject to a significant amount of federal and state regulation. The federal Telephone Consumer Protection Act of 1991 (the "TCPA") prohibits telemarketers from using automated telephone dialing equipment to call certain types of telephone numbers such as hospital emergency room telephone numbers. In addition, the TCPA prohibits the initiation of telephone calls to any residential telephone line using an artificial or prerecorded voice to deliver a message without the prior consent of the called party. The federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 (the "TCFAPA") broadly authorizes the Federal Trade Commission (the "FTC") to issue regulations prohibiting misrepresentation in telemarketing sales. In August 1995, the FTC issued regulations under the TCFAPA which, among other things, prohibit initiating an outbound telephone call to a person that has stated that he or she does not wish to receive an outbound call on behalf of the seller whose goods or services are being offered, prohibit calls at any time other than between 8:00 a.m. and 9:00 p.m. local time, require a telemarketer to make certain disclosures to the person receiving the call, and prohibit misrepresentations regarding the cost, terms, restrictions, or performance of products or services offered by phone. To the best of the Company's knowledge, its telemarketing procedures comply with all state and federal rules.

         A number of states have enacted or are considering legislation to regulate telemarketing. For example, telephone sales in certain states cannot be final unless a written contract is delivered to and signed by the buyer and may be cancelled within three business days. At least one state provides that telemarketers may not require payment by credit card, and several other states impose license or bond requirements upon telemarketers. From time to time bills are introduced in the U.S. Congress or state legislatures which could further regulate certain aspects of the telemarketing business. The Company cannot predict whether any such proposed legislation will become law or what effect such laws would have on the business of the Company.

         Several of the industries served by the Company are subject to varying degrees of government regulation, particularly the financial services industry. Clients in these industries are obligated to provide the Company with scripts for the Company's telemarketers which comply with applicable industry regulations. Although compliance with these regulations is generally the responsibility of the Company's clients, the Company could be subject to a variety of enforcement or private actions for its failure or the failure of its clients to comply with such regulations as the same relate to telemarketing operations.

PERSONNEL

         At February 28, 1997 the Company had approximately 615 full and part time employees. None of the Company's employees are subject to a collective bargaining agreement and the Company believes its relationship with its employees is good.


ITEM 2.  DESCRIPTION OF PROPERTY

FACILITIES

         The Company's corporate headquarters, which also serves as one of the Company's five call centers, is located in Minneapolis, Minnesota in a leased facility consisting of approximately 12,000 square feet of office space. The lease expires on July 31, 2000.

         The Company also leases four other call center facilities, located in Twin Valley, Minnesota, Valley City, North Dakota, Devils Lake, North Dakota and Redfield, South Dakota. The lease for Valley City is for five year term, expires in 2000 and contains a renewal option for an additional five year period. The lease for Devils Lake is for a five year term, expires in 2001 and contains a renewal option for an additional five year period. The lease for Twin Valley is for five years and expires in August 1998. The lease in Redfield, South Dakota is for a five-year term, expires in August, 2001 and contains a renewal option for an additional five-year period. The Company believes that these call centers are adequate for its current operations, but additional call centers will be required to support the Company's anticipated growth. Management believes that suitable additional space will be available as needed on commercially reasonable terms. The dates on which each of the Company's facilities were opened and the number of workstations in each facility at December 31, 1996 are set forth below:


LOCATION                                  Year Opened     Number of Workstations
--------                                  -----------     ----------------------

Minneapolis, MN ......................       1987                   45

Twin Valley, MN ......................       1993                   40

Valley City, ND ......................       1995                   60

Devils Lake, ND.......................       1996                   96

Redfield, SD .........................       1996                   48
                                                                    ---

        Total Workstations at 1996 year-end.......................  289
                                                                    ====


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to, nor is its property the subject of, any material pending legal proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of 1996.


EXECUTIVE OFFICERS OF THE COMPANY

         The name and ages of all of the Company's executive officers and the positions held by them are listed below.

       Name                 Age       Position
       ----                 ---       --------

Rick N. Diamond             34        Chairman of the Board, Chief Executive
                                      Officer and Secretary

Gary B. Cohen               35        President and Director

Steven A. Kahn              48        Vice President and Chief Financial Officer

Dana A. Olson               35        Vice President - Telemarketing Operations

Lois J. Dirksen             41        Vice President - Customer Service

Gregg Kunz                  36        Vice President - Sales


         RICK N. DIAMOND is co-founder of the Company and has served as the Chief Executive Officer and a director of the Company since its inception in 1987. Mr. Diamond holds a B.A. degree from the University of Wisconsin and J.D. degree from Washington University in St. Louis, Missouri. Prior to and since founding the Company, he has been active in community and business affairs.

         GARY B. COHEN is co-founder of the Company and has served as the Company's President and as a director since its inception in 1987. Mr. Cohen holds a B.S. degree from the University of Minnesota. Prior to and since founding the Company, he has been active in community and business affairs.

         STEVEN A. KAHN joined the Company as Vice President and Chief Financial Officer in July 1996. Mr. Kahn was Vice President and Chief Financial Officer of Shuffle Master, Inc., a supplier to the gaming industry, from September 1995 to June 1996. Prior to Shuffle Master, Inc., Mr. Kahn was Vice President and Controller of ConAgra Trading Companies in Minneapolis, Minnesota. He holds a B.S. degree in business administration from Northeastern University in Boston, Massachusetts and is a Certified Public Accountant.

         DANA A. OLSON joined ACI in September 1990, serving as shift manager before becoming Operations Manager in April 1991 and Vice President of Telemarketing Operations in March 1994. Mr. Olson attended Mankato State University, majoring in Business Administration.

         LOIS J. DIRKSEN joined ACI as Vice President of Sales and Service in May 1995 and became Vice President of Customer Service in August 1996. Prior to joining the Company, Ms. Dirksen was Vice President of Sales for Rezound International, a publisher of audio books, from April 1994 to May 1995 and Director of Direct Response for Minnesota Mutual from March 1990 to April 1994. Ms. Dirksen holds a B.S. degree in Political Science from Arizona State University.

         GREGG KUNZ joined ACI as Vice President of Sales in August 1996. Prior to joining the Company, Mr. Kunz was employed by American Business Information, a provider of information based marketing solutions, as Regional Manager, from October 1993 to August 1996. From November 1988 to October 1993, Mr. Kunz was employed by Dun & Bradstreet Information Services as District Manager. Mr. Kunz received his B.S. degree in Business Administration and foreign languages from the University of Arizona in 1983.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been traded on the Nasdaq SmallCap Market under the symbol ACIT since October 21, 1996. Prior to that date, the Company's Common Stock was not publicly traded. The following table sets forth the high and low bid prices, as reported by either the Nasdaq SmallCap Market or the National Quotation Bureau Incorporated of Jersey City, New Jersey or Metro Data Company of Minneapolis, Minnesota. The bid quotations represent interdealer prices and do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

               Fiscal Year Ended
               December 31, 1996            Low              High
               -----------------            ---              ----
               Fourth Quarter              $5.00            $6.125

         On February 28, 1997, the fair market value of the Company's Common Stock was $34,952,484 based on the average of the closing bid and asked prices on at that date. As of December 31, 1996, the Company had approximately 542 shareholders of record.

         The Company has never paid cash dividends on its Common Stock since its initial public offering of stock. The Board of Directors presently intends to retain earnings for use in the Company's business and does not anticipate paying cash dividends on Common Stock in the foreseeable future. Any future determinations as to the payment of dividends will depend on the financial condition of the Company and such other factors as are deemed relevant by the Board of Directors.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by Item 6 is incorporated herein by reference to the Section labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations" which appears in the Registrant's 1996 Annual Report to Shareholders.


ITEM 7.  FINANCIAL STATEMENTS

         The information required by Item 7 is incorporated herein by reference to the Consolidated Financial Statements, Notes thereto and Independent Auditor's Report thereon which appears in the Registrant's 1996 Annual Report to Shareholders.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by Item 9 regarding the Company's executive officers is set forth in Part I of this report. The information required by Item 9 concerning the directors of the Company is incorporated by reference from the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders under the caption "Election of Directors." The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.

         The information required by Item 9 relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders under the caption "Compliance with Section 16(a)of the Exchange Act". The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.


ITEM 10. EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated herein by reference to the section labeled "Executive Compensation" which appears in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders. The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 11 is incorporated herein by reference to the section labeled "Principal Shareholders and Management Shareholdings" which appears in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders. The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is incorporated by reference to the section labeled "Certain Transactions" which appears in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders. The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits are numbered in accordance with Item 601 of Regulation S-B. See "Exhibit Index" immediately following the signature page of this Form 10-KSB.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the last fiscal quarter of the Registrant's 1996 fiscal year.



                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ACI TELECENTRICS, INC.

Dated:  March __, 1997                  By:  /s/ RICK N. DIAMOND
                                             -----------------------------------
                                        Rick N. Diamond, Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act 1934, this Report has been signed by the following persons on behalf of the Company, in the capacities, and on the dates, indicated.

                                POWER OF ATTORNEY

         Each person whose signature appears below constitutes and appoints RICK
N. DIAMOND and GARY B. COHEN as true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.


SIGNATURE AND TITLE                                                 DATE

/s/ RICK N. DIAMOND                                            March 17, 1997
------------------------------------------
Rick N. Diamond, Chief Executive Officer
and Director (principal executive officer)

/s/ GARY B. COHEN                                              March 17, 1997
------------------------------------------
Gary B. Cohen, President and Director

/s/ STEVEN A. KAHN                                             March 17, 1997
------------------------------------------
Steven A. Kahn, Vice President and Chief
Financial Officer (principal financial and
accounting officer)

/s/ DOUGLAS W. FRANCHOT                                        March 17, 1997
------------------------------------------
Douglas W. Franchot, Director

/s/ PHILLIP T. LEVIN                                           March 17, 1997
------------------------------------------
Phillip T. Levin, Director

/s/ SEYMOUR LEVY                                               March 17, 1997
------------------------------------------
Seymour Levy, Director

/s/ JAMES W. LUPIENT                                           March 17, 1997
------------------------------------------
James W. Lupient, Director

/s/ THOMAS F. MADISON                                          March 17, 1997
------------------------------------------
Thomas F. Madison, Director




                         ACI TELECENTRICS, INCORPORATED

                          EXHIBIT INDEX TO FORM 10-KSB

Exhibit
Number      Description
------      -----------

3.1         Restated Articles of Incorporation (Incorporated by reference to
            Exhibit 3.1 to Registration Statement on Form SB-2, SEC File No. 333-05370)

3.2 Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2, SEC File No. 333-05370)

4.1 Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form SB-2, SEC File No. 333-05370)

4.2         Articles of Incorporation (filed as Exhibit 3.1)

4.3         Bylaws (filed as Exhibit 3.2)

10.1 1996 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form SB-2, SEC File No. 333-05370)**

10.2        1996 Employee Stock Purchase Plan (Incorporated by reference to
            Exhibit 10.2 to Registration Statement on Form SB-2, SEC File No. 333-05370)**

10.3 Employment Agreement with Rick N. Diamond, dated June 30, 1996 (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form SB-2, SEC File No. 333- 05370)**

10.4 Employment Agreement with Gary B. Cohen, dated June 30, 1996 (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2, SEC File No. 333- 05370)**

10.5 Buy/Sell Agreement by and among Automated Communications, Incorporated, Rick N. Diamond and Gary B. Cohen, dated June 30, 1996 (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2, SEC File No. 333-05370)**

10.6 Promissory Note by Automated Communications, Incorporated in favor of Riverside Bank, dated June 5, 1996 (including documents related thereto) (Incorporated by reference to Exhibit 10.6 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.7 Installment Note by Twin Valley Communications, Incorporated in favor of Northwest Minnesota Initiative Fund, dated June 15, 1994 (including documents related thereto) (Incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.8 Promissory Note by Twin Valley Communications, Incorporated in favor of City of Twin Valley, dated June 15, 1994 (including documents related thereto) (Incorporated by reference to Exhibit 10.8 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.9 Promissory Note by Automated Communications, Incorporated in favor of Riverside Bank, dated November 16, 1995 (including documents related thereto) (Incorporated by reference to Exhibit 10.9 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.10 Note by Automated Communications, Incorporated in favor of Twin Valley State Bank, dated September 13, 1993 (including documents related thereto) (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.11 Loan Commitment Agreement by and between Twin Valley Communications, Incorporated and Northwest Regional Development Commission, dated June 15, 1994 (including documents related thereto) (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.12 Lease Agreement by and between ACKY-3100 Lake Limited Partnership and Automated Communications, Incorporated, dated June 13, 1995 (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.13 Sublease by and between Valley City-Barnes County Development Corporation and Valley City Communications, Incorporated, dated April 24, 1995 (Incorporated by reference to Exhibit 10.13 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.14 Sublease by and between Forward Devils Lake Corporation and Devils Lake Communications, Incorporated, dated January 2, 1996 (Incorporated by reference to Exhibit 10.14 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.15 Lease by and between Twin Valley-Ulen Telephone Company, Inc. and Twin Valley Communications, Incorporated, dated September 1, 1993 (Incorporated by reference to Exhibit 10.15 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.16 Agreement of Lease by and among EIS Leasing Corp., Automated Communications, Incorporated and Devils Lake Communications, Incorporated, dated March 22, 1996 (including documents related thereto) (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.17 Agreement of Lease by and among EIS Leasing Corp., Automated Communications, Incorporated and Valley City Communications, Incorporated, dated June 5, 1995 (including documents related thereto) (Incorporated by reference to Exhibit 10.17 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.18 Agreement of Lease by and between EIS Leasing Corp. and Automated Communications, Incorporated, dated December 28, 1994 (including documents related thereto) (Incorporated by reference to Exhibit
            10.18 to Registration Statement on Form SB-2, SEC File No.
            333-05370)

10.19 Rental Agreement by and between Electronic Information Systems, Inc. and Automated Communications, Incorporated, dated December 16, 1993 (including documents related thereto) (Incorporated by reference to Exhibit 10.19 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.20 Agreement of Lease by and between EIS Leasing Corp. and Automated Communications, Incorporated, dated December 15, 1993 (including documents related thereto) (Incorporated by reference to Exhibit
            10.20 to Registration Statement on Form SB-2, SEC File No.
            333-05370)

10.21* Amended and Restated Equipment Lease (with Purchase Option) by and between Valley City-Barnes County Development Corporation and Valley City Communications, Incorporated, dated June 15, 1995

10.22 Vehicle Lease Agreement by and between Lupient Leasing and Automated Communications, Incorporated, dated December 15, 1995 (Incorporated by reference to Exhibit 10.22 to Registration Statement on Form SB-2, SEC File No. 333-05370)**

10.23 Lease Agreement by and between Automated Communications, Incorporated and NTFC Capital Corporation, dated August 7, 1995 (Incorporated by reference to Exhibit 10.23 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.24 Equipment Lease by and between Forward Devils Lake Corporation and Devils Lake Communications, Incorporated, dated May 1, 1996 (Incorporated by reference to Exhibit 10.24 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.25 Lease Agreement by and between Sanwa Leasing Corporation and Automated Communications, Incorporated, dated July 20, 1995 (Incorporated by reference to Exhibit 10.25 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.26 Promissory Note by ACI Telecentrics, Incorporated in favor of Riverside Bank dated September 30, 1996 (including documents related thereto) (Incorporated by reference to Exhibit 10.26 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.27 Agreement for telemarketing services with Cy DeCosse, Inc. (Incorporated by reference to Exhibit 10.27 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.28 Agreement for telemarketing services with CIDCO, Inc. (Incorporated by reference to Exhibit 10.28 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.29* Lease Agreement by and between Redfield Industrial Development Corporation and ACI Telecentrics, Incorporated, dated November 26, 1996

11.1        Statement Regarding Computation of Per Share Earnings.

13.1*       1996 Annual Report to Shareholders.

23.1*       Consent of Deloitte & Touche LLP, independent public accountants

24*         Power of Attorney (included on signature page of the Registration
            Statement)

27*         Financial Data Schedule

-------------------------

*        Filed herewith

** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB