Form 10QSB
period 1997-03-31
ACI TELECENTRICS INC
filed 1997-05-05
CIK 1020998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

XXX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the quarterly period ended March 31, 1997

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                             For the transition period from ________ to ________

                                                Commission File Number 000-21557

                         ACI Telecentrics, Incorporated
(Exact name of business issuer as specified in its charter)

            Minnesota                                     41-1572571
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

          3100 West Lake Street, Suite 300, Minneapolis, MN 55416-4510
                    (Address of principal executive offices)

                                 (612) 928-4700
                           (Issuer's Telephone Number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES _X_ NO __

         The Company had 5,706,528 shares of common stock, no par value per share, outstanding as of April 30, 1997.

         Transitional Small Business Disclosure Format (Check One ): YES _ NO X



                         ACI TELECENTRICS, INCORPORATED
                                  FORM 10-QSB

                               TABLE OF CONTENTS

                                                                          PAGE #
                                                                          ------

PART I     FINANCIAL INFORMATION

Item 1     Financial Statements
           Statements of Earnings                                            3
           Balance Sheets                                                    4
           Statements of Cash Flows                                          5
           Notes to Financial Statements                                     6

Item 2     Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   7

PART II    OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K

           a.    Exhibits
                 27. Financial Data Schedule
           b.    Reports on Form 8-K
                 No current reports on Form 8-K were filed in the fiscal quarter ended March 31, 1997

Signature Page                                                               10




PART 1   FINANCIAL INFORMATION
Item 1   Financial Statements


                         ACI TELECENTRICS, INCORPORATED
                             STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                              Three Months Ended
                                         ---------------------------
                                                  March 31,
                                         ---------------------------
                                             1997            1996
                                         -----------     -----------

TELEMARKETING REVENUES                   $ 3,172,691     $ 1,470,373

COST OF SERVICES                           1,551,303         687,118

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                  1,335,423         670,509
                                         -----------     -----------

OPERATING INCOME                             285,965         112,746

OTHER INCOME (EXPENSE)
         Interest income                      59,301           1,304
         Interest expense                     (4,355)        (29,188)
         Other, net                            6,884               0
                                         -----------     -----------
         Total other income (expense)         61,830         (27,884)
                                         -----------     -----------

INCOME BEFORE TAXES                          347,795          84,862

INCOME TAX EXPENSE                           143,600            --
                                         -----------     -----------

NET INCOME                               $   204,195     $    84,862
                                         ===========     ===========

PRO FORMA DATA
Historical income before income taxes    $   347,795     $    84,862
Pro Forma income taxes                       143,600          33,945
                                         -----------     -----------
Pro Forma net income                     $   204,195     $    50,917
                                         ===========     ===========

Pro Forma net income per share           $       .04     $       .01
                                         ===========     ===========

Shares used in computing Pro Forma
 net income per share                      5,751,289       4,288,000
                                         ===========     ===========

See notes to financial statements



                         ACI TELECENTRICS INCORPORATED
                                 BALANCE SHEETS

                                                              March 31,
                                                                1997        DECEMBER 31,
ASSETS                                                       (Unaudited)       1996
                                                              ----------    ----------
CURRENT ASSETS:
         Cash and cash equivalents                            $4,687,948    $5,005,813
         Trade receivables, less allowance for
                  doubtful accounts of $88,000 and $73,000
                  respectively                                 1,618,655     1,130,451
         Other current assets                                    113,193       149,064
                                                              ----------    ----------
                           Total Current Assets                6,419,796     6,285,328

PROPERTY AND EQUIPMENT, NET                                    2,043,424     1,900,843

OTHER ASSETS                                                       9,449         9,449
                                                              ----------    ----------
                                                              $8,472,669    $8,195,620
                                                              ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
         Trade accounts payable                               $  395,191    $  520,318
         Accrued expenses                                        411,208       176,975
         Income taxes payable                                    123,149       144,200
         Current portion of long-term debt and
                  capital lease obligations                      105,546       104,384
                                                              ----------    ----------
                           Total current liabilities           1,035,094       945,877

LONG TERM LIABILITIES:
         Long-term debt and capital lease obligations,
                  less current portion                           104,997       121,757
         Deferred capital lease liabilities                      144,151       156,000
         Deferred income taxes                                   214,063       206,412
                                                              ----------    ----------
                           Total long-term liabilities           463,211       484,169

SHAREHOLDERS' EQUITY:
         Common stock, no par value                            6,582,158     6,577,563
         Retained earnings                                       392,206       188,011
                                                              ----------    ----------
                           Total shareholders' equity          6,974,364     6,765,574
                                                              ----------    ----------
                                                              $8,472,669    $8,195,620
                                                              ==========    ==========

See notes to financial statements



                         ACI TELECENTRICS INCORPORATED
                            STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 3 Months Ended March 31,
                                                                               ---------------------------
                                                                                   1997           1996
                                                                               -----------     -----------
CASH FLOWS (UTILIZED IN) OPERATING ACTIVITIES:
Net income                                                                     $   204,195     $    84,862
Adjustments to reconcile net earnings to cash
                  provided by operating activities:
         Depreciation                                                              110,332          43,107
         Amortization of deferred capital leases                                   (11,849)
         Deferred income taxes                                                       7,651            --
         Changes in operating assets and liabilities:
                  Trade receivables                                               (488,204)        135,610
                  Other current assets                                              35,871          15,193
                  Accounts payable and accrued expenses                            109,106           9,587
                  Income Taxes                                                     (21,051)           --
                                                                               -----------     -----------
                          Net cash (utilized in) provided by
                          operating activities                                     (53,949)        288,359

CASH FLOWS (UTILIZED IN) FROM INVESTING ACTIVITIES:
         Purchase of property and equipment                                       (252,913)        (72,653)
         Increase in other assets                                                     --            (4,700)
                                                                               -----------     -----------
                          Net cash used in investing activities                   (252,913)        (77,353)

CASH FLOWS (UTILIZED IN) PROVIDED BY
FINANCING ACTIVITIES:
         Decrease in revolving line credit                                            --          (150,000)
         Net proceeds from issuance of common stock                                  4,595            --
         Repayments of long term debt and capital leases                           (15,598)        (48,722)
                                                                               -----------     -----------
                          Net cash used in financing activities                    (11,003)       (198,722)
                                                                               -----------     -----------

NET (DECREASE) INCREASE IN CASH AND
         CASH EQUIVALENTS                                                         (317,865)         12,284
CASH AT BEGINNING OF PERIOD                                                      5,005,813          67,483
                                                                               -----------     -----------
CASH AT END OF PERIOD                                                          $ 4,687,948     $    79,767
                                                                               ===========     ===========

See notes to financial statements



                         ACI TELECENTRICS, INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)


1. The balance sheet of ACI Telecentrics, Incorporated ("Company") as of March 31, 1997 and the related statements of earnings and cash flows for the three months ended March 31, 1997 and 1996, have been prepared by the Company without being audited. In the opinion of management, these statements reflect all adjustments consisting of all normal recurring entries necessary to present fairly the financial position of ACI Telecentrics, Incorporated as of March 31, 1997 and the results of operations and cash flows for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Form 10-KSB. The results of operations for interim periods are not necessarily indicative of results which will be realized for the full fiscal year.

2. Prior to October 21, 1996, the effective date of the Company's initial public offering, the Company was a Subchapter S Corporation. As a result, any income tax liability was the sole responsibility of the individual stockholders. Therefore, no provision for income taxes or income tax liability was recorded in the financial statements for the three months ended March 31, 1996.

         On October 21, 1996, the company terminated its status as an S Corporation and was subject to federal and state income taxes thereafter. Accordingly, for informational purposes, the accompanying statement of earnings for the three months ended March 31, 1996 include unaudited pro forma information for income taxes which would have been recorded if the Company had been a C Corporation for the three months ended March 31, 1996 based on the tax laws in effect at that time.

3. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This Statement specifies the computation, presentation, and disclosure requirements for earnings per share. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Adoption by the company in 1997 is not expected to have a material impact on the earnings per share computation.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Revenues from telemarketing services are recognized as these services are performed and are generally based on an hourly rate. Cost of services includes salary and commissions for telephone sales representatives ("TSR's"), payroll taxes and other benefits associated with such personnel, telephone expenses and other direct costs associated with providing services to customers. Selling, general and administrative expenses include administrative, sales, marketing occupancy, depreciation and other indirect costs.

         The telemarketing services provided by the Company are performed in five leased call centers located at the corporate headquarters in Minneapolis and in Twin Valley, Minnesota; Valley City and Devils Lake, North Dakota; and Redfield, South Dakota. The Devils Lake and Redfield locations began operating subsequent to March 31, 1996. These five call centers collectively have 289 workstations, where over 580 TSR's are employed as of March 31, 1997.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997, COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

         Revenues for the three months ended March 31, 1997 were $3,172,691 a 116% increase over the 1996 first quarter revenues of $1,470,373. Approximately 73% of 1997 first quarter revenues were generated by three clients in the telecommunications industry, an industry which the Company did not provide services to the first quarter of 1996. One client represented 68% of 1997 first quarter revenues and is expected to represent a significant portion of the Company's business during the balance of 1997. Financial services clients have historically been a significant industry segment in which the company has operated, accounting for 42% of first quarter 1996 revenue. Financial services accounted for less than 1% of 1997 first quarter revenues.

         The Company prices its services in connection with bids for client contracts. In 1997, billable telemarketing service representative hours increased by 119%, primarily as a result of five call centers operating in first quarter 1997 compared to three in the first quarter 1996. The Company operated 145 call stations in the first quarter 1996 compared to 289 call stations in the first quarter of 1997.

         Cost of Services in the first quarter of 1997 was $1,551,303 or 48.9% of revenues compared to $687,118 or 46.7% of revenues in the first quarter of 1996. The increase in cost of services as a percentage of revenues in 1997 compared to 1996 was the result of the Company outsourcing approximately 4% of its revenue in the first quarter of 1997 to other qualified telemarketing companies. The cost of services on the outsourced services was 78.7%. The cost of services as a percentage of revenue was also negatively impacted by a 4.3% reduction in the average hourly billing rate in the first quarter of 1997 compared to the first quarter of 1996 as the company adjusted its pricing to compete for large volume accounts.

         Selling, general and administrative expenses were $1,335,423 in 1997 compared to $670,509 in 1996. This 99% increase was primarily related to increased volume of calls, the new call centers which were not yet open in the first quarter of 1996 and the additional management infrastructure required by revenue growth and the public sale of the company's securities. As a percentage of revenues, selling, general and administrative expenses were 42.1% in the first quarter of 1997 compared to 45.6% in the first quarter of 1996.

         As a result of these factors, operating income increased 154% to $285,965 (9.0% of revenues) versus $112,746 (7.7% of revenue). Other income and expense improved $89,714 in the first quarter of 1997 over the first quarter of 1996. The Company was favorably impacted by interest earnings on cash generated from the initial public offering in October 1996 which reduced debt and added interest bearing investments to the balance sheet. The net change in interest income/expense was $82,830 in the first quarter of 1997 versus the first quarter of 1996.

         Prior to October 21, 1996, the date of the initial public offering ("IPO"), the Company was a Sub Chapter S Corporation. As a result, any income tax liability was the responsibility of the individual shareholders and no provision for income taxes or income tax liability was recorded in the financial statements. Effective with the IPO, the Company terminated its status as an S Corporation and became subject to federal and state income taxes. Accordingly, for informational purposes, earnings for the three months ended March 31, 1996 include pro forma information for income taxes which would have been recorded if the Company had been a C Corporation for the quarter, based on the tax laws in effect during those periods. Pro forma net income includes an estimated federal and state tax provision of 40%.

         Accordingly, net income was $204,195, or $.04 per share in the first quarter of 1997, compared to pro forma net income of $50,917 or $.01 per share, in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's balance sheet continues to be strong as a result of its 1996 IPO. At March 31, 1997, the Company had cash and cash equivalents of $4,687,948 compared to $5,005,813 at December 31, 1996. The Company has adopted investment guidelines which restrict the types and quality of investments which may be acquired. At March 31, 1997 the Company had invested approximately $225,000 in money market funds, approximately $4,449,000 in commercial paper rated a minimum of A-1/P-1. At March 31, 1997, the Company had an unused revolving line of credit agreement of $400,000 which is limited to a borrowing base equal to 75% of eligible accounts receivable (as defined in the agreement).

         In the three months ended March 31, 1997, the company utilized cash flows in operating activities of $53,949 compared to providing cash flows of $288,359 in the first quarter of 1996. The decrease was primarily the result of a net change in operating assets and liabilities of ($524,688), which is primarily an increase in accounts receivables, partially offset by increased net income of $119,333 and increased non-cash charges of $63,027 including depreciation. Investing activities, which is primarily capital expenditures, required $252,913 of cash in 1997 compared to $77,353 in 1996. The Company utilized $11,003 in the first quarter of 1997 for financing activities compared to $198,722 in the first quarter of 1996.

         The Company believes that funds available at March 31, 1997 together with funds which should be generated from future operations, equipment and financial leases, and revolving credit arrangements will be sufficient to finance its current operations and planned capital expenditures.

QUARTERLY RESULTS

         The telemarketing industry tends to be slower in the first and third quarters of the year because client marketing and customer service programs are typically slower in the post-holiday and summer months. The Company has experienced and expects to continue to experience quarterly variations in revenues and operating income principally as a result of the timing of clients' telemarketing campaigns, the commencement of new contracts, changes in the Company's revenue mix, start-up of new call centers, and the additional selling, general and administrative expenses to acquire and support such new business.

OUTLOOK

         Certain of the statements in this section are "forward-looking statements" within the meaning of the federal securities laws. The following forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements.

         Management expects that its one major client in the telecommunications industry, will continue to account for a significant portion of the Company's revenues in 1997. There is no assurance that the Company's marketing efforts will this customer will in fact generate sufficient new business to meet expectations or to fully utilize the additional call center capacity to be created in 1997.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ACI TELECENTRICS, INCORPORATED
                                   Registrant


Dated May 5, 1997                  By:  /s/Steven A. Kahn
                                        -----------------------------------
                                        Steven A. Kahn
                                        Vice President and
                                        Chief Financial Officer
                                        (Principal Accounting Officer)


Dated May 5, 1997                  By:  /s/Rick N. Diamond
                                        -----------------------------------
                                        Chief Executive Officer and
                                          Director