Form 10QSB
period 1997-06-30
ACI TELECENTRICS INC
filed 1997-08-12
CIK 1020998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

XXX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                    For the quarterly period ended June 30, 1997

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         YES _X_   NO____

         The Company had 5,708,583 shares of common stock, no par value per share, outstanding as of July 31, 1997.

         Transitional Small Business Disclosure Format (Check One ): YES__ NO_X_

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

PART II      OTHER INFORMATION

Item 6       Exhibits and Reports on Form 8-K

                a.   Exhibits
                     27.  Financial Data Schedule
                b.   Reports on Form 8-K
                     No current reports on Form 8-K were filed in the fiscal quarter ended June 30, 1997

Signature Page                                                             10

PART 1   FINANCIAL INFORMATION
Item 1            Financial Statements



                         ACI TELECENTRICS, INCORPORATED
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                     Three Months Ended                      Six Months Ended
                                                          June 30,                                June 30,
                                                -----------------------------         -----------------------------
                                                   1997              1996                   1997            1996
                                                ------------    -------------         -------------    ------------
TELEMARKETING REVENUES                          $  4,079,976    $   2,486,589         $   7,252,667    $  3,956,962

COST OF SERVICES                                   2,091,611        1,185,476             3,642,914       1,872,594

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                          1,534,586          917,479             2,870,009       1,587,988
                                                ------------    -------------         -------------    ------------


OPERATING INCOME                                     453,779          383,634               739,744         496,380

OTHER INCOME (EXPENSE)
     Interest income                                  51,829              629               111,130           1,933
     Interest expense                               (3,151)          (45,967)               (7,506)        (75,155)
     Other, net                                       14,746            5,000                21,630           5,000
                                                ------------    -------------         -------------    ------------
     Total other income (expense)                     63,424         (40,338)               125,254        (68,222)
                                                ------------    -------------         -------------    ------------

INCOME BEFORE TAXES                                  517,203          343,296               864,998         428,158

INCOME TAX EXPENSE                                   185,100                -               328,700               -
                                                ------------    -------------         -------------    ------------

NET INCOME                                      $    332,103    $     343,296         $     536,298    $    428,158
                                                ============    =============         =============    ============

PRO FORMA DATA
Historical income before income taxes           $    517,203    $     343,296               864,998         428,158
Pro Forma income taxes                               185,100          137,055               328,700         171,000
                                                ------------    -------------         -------------    ------------
Pro Forma net income                            $    332,103    $     206,241         $     536,298    $    257,158
                                                ============    =============         =============    ============

Pro Forma net income per share                  $        .06    $         .05         $         .09    $        .06
                                                 ===========     ============         =============    ============

Shares used in computing Pro Forma
 net income per share                              5,758,000        4,288,000             5,756,000       4,288,000
                                                ============    =============         =============    ============


                        See notes to financial statements

                          ACI TELECENTRICS INCORPORATED
                                 BALANCE SHEETS



                                                       (Unaudited)
                                                         June 30,   December 31,
ASSETS                                                    1997          1996
                                                       ----------     ----------

CURRENT ASSETS:
     Cash and cash equivalents                         $4,923,327     $5,005,813
     Trade receivables, less allowance for
        doubtful accounts of $99,000 and $73,000
        respectively                                    1,564,492      1,130,451
     Other current assets                                  72,685        149,064
                                                       ----------     ----------
              Total Current Assets                      6,560,504      6,285,328

PROPERTY AND EQUIPMENT, NET                             2,133,673      1,900,843

OTHER ASSETS                                                9,410          9,449

                                                       $8,703,587     $8,195,620
                                                       ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable                            $  606,934     $  520,318
     Accrued expenses                                     223,959        176,975
     Income taxes payable                                  12,922        144,200
     Current portion of long-term debt and
        capital lease obligations                         106,525        104,384
                                                       ----------     ----------
              Total current liabilities                   950,340        945,877

LONG TERM LIABILITIES:
     Long-term debt and capital lease obligations,
        less current portion                              102,083        121,757
     Deferred capital lease liabilities                   121,407        156,000
     Deferred income taxes                                223,290        206,412
                                                       ----------     ----------
              Total long-term liabilities                 446,780        484,169

SHAREHOLDERS' EQUITY:
     Common stock, no par value                         6,582,158      6,577,563
     Retained earnings                                    724,309        188,011
                                                       ----------     ----------
              Total shareholders' equity                7,306,467      6,765,574
                                                       ----------     ----------
                                                       $8,703,587     $8,195,620
                                                       ==========     ==========


                        See notes to financial statements

                          ACI TELECENTRICS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                Six Months Ended June 30,
                                                              ----------------------------
                                                                  1997            1996
                                                              -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $   536,298      $   428,158
Adjustments to reconcile net earnings to cash
        provided by operating activities:
     Depreciation                                                 236,945          145,047
     Amortization of deferred capital leases                      (25,700)             -
     Gain on Sale of equipment                                        -             (5,000)
     Deferred income taxes                                         16,878              -
     Changes in operating assets and liabilities:
        Trade receivables                                        (434,041)        (351,400)
        Other current assets                                       76,379          (19,861)
        Accounts payable and accrued expenses                     133,600          223,711
        Income Taxes                                             (131,278)             -
                                                              -----------      -----------
                    Net cash provided by
                    operating activities                          409,081          420,655

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                          (469,775)        (184,547)
     Proceeds from Sale of equipment                                  -              5,000
     (Increase) Decrease in other assets                               39             (487)
                                                              -----------      -----------
                    Net cash used in investing activities        (469,736)        (180,034)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments in revolving line credit                              -           (100,000)
     Proceeds from issuance of long term debt                         -             50,000
     Net proceeds from issuance of common stock                     4,595              -
     Repayments of long term debt and capital leases              (26,426)        (125,860)
                                                              -----------      -----------
                    Net cash used in financing activities         (21,831)        (175,860)
                                                              -----------      -----------

NET (DECREASE) INCREASE IN CASH AND
     CASH EQUIVALENTS                                             (82,486)          64,761
CASH AND CASH EQUIVALENTS
     AT BEGINNING OF PERIOD                                     5,005,813           67,483
                                                              -----------      -----------
CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                                         $ 4,923,327      $   132,244
                                                              ===========      ===========


                        See notes to financial statements

                         ACI TELECENTRICS, INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)



1. The balance sheet of ACI Telecentrics, Incorporated ("Company") as of June 30, 1997 and the related statements of earnings and cash flows for the three months and six months periods ended June 30, 1997 and 1996, have been prepared by the Company without being audited. In the opinion of management, these statements reflect all adjustments consisting of all normal recurring entries necessary to present fairly the financial position of ACI Telecentrics, Incorporated as of June 30, 1997 and the results of operations and cash flows for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Form 10-KSB. The results of operations for interim periods are not necessarily indicative of results which will be realized for the full fiscal year.

2. Prior to October 21, 1996, the effective date of the Company's initial public offering, the Company was a Subchapter S Corporation. As a result, any income tax liability was the sole responsibility of the individual stockholders. Therefore, no provision for income taxes or income tax liability was recorded in the financial statements for the three and six months ended June 30, 1996.

         On October 21, 1996, the company terminated its status as an S Corporation and was subject to federal and state income taxes thereafter. Accordingly, for informational purposes, the accompanying statement of earnings for the three and six months ended June 30, 1996 include pro forma information for income taxes which would have been recorded if the Company had been a C Corporation for the three and six months ended June 30, 1996 based on the tax laws in effect at that time.

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

4. On August 1, 1997 the company acquired all of the outstanding common stock of Encylcopaedia Britannica Communications Corporation ("Britcom"). The acquisition will be accounted for as a purchase. The initial cash purchase price was $1,250,000. The final purchase price is based on Britcom achieving certain revenue levels in 1998 and could be up to $3 million and must be paid by January 31, 1999. The Company has provided the seller with a $500,000 security interest in a Treasury Bill owned by the Company as a guaranty of payment of the future purchase price.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Revenues from telemarketing services are recognized as these services are performed and are generally based on an hourly rate. Cost of services includes salary and commissions for telephone sales representatives ("TSR's"), payroll taxes and other benefits associated with such personnel, telephone expenses and other direct costs associated with providing services to customers. Selling, general and administrative expenses include administrative, sales, marketing, occupancy, depreciation and other indirect costs.

         The telemarketing services provided by the Company are performed in six leased call centers located at the corporate headquarters in Minneapolis, Minnesota; Twin Valley, Minnesota; Valley City and Devils Lake, North Dakota; and Redfield and Pierre, South Dakota. These six call centers collectively have 289 workstations, where over 720 TSR's are employed as of June 30, 1997. On August 1, 1997, the Company acquired all of the common stock of Encylcopaedia Britannica Communications Corporation (the "Britcom Acquisition") which added two new call centers, 230 new work stations, and 290 TSR's. See item 5 and footnote #4 to financial statements included in item 1 herein.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997, COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

         Revenues for the three months ended June 30, 1997 were $4,079,976 a 64% increase over the 1996 second quarter revenues of $2,486,589. Approximately 73% of 1997 second quarter revenues were generated by three clients in the telecommunications industry, an industry which the Company did not provide services to during the second quarter of 1996. One of these clients represented 68% of 1997 second quarter revenues and is expected to represent a significant portion of the Company's business during the balance of 1997. Financial services clients have historically been a significant industry segment in which the company has operated, accounting for 42% of second quarter 1996 revenue. As a result of fewer credit card acquisition programs, financial services accounted for less than 2% of 1997 second quarter revenues.

         The Company prices its services in connection with bids for client contracts. In 1997, billable telemarketing service representative hours increased by 54%, primarily as a result of six call centers operating in second quarter 1997 compared to four in the second quarter 1996. The Company operated 289 call stations in the second quarter 1997 compared to 184 call stations in the second quarter of 1996.

         Cost of Services in the second quarter of 1997 was $2,091,611 or 51.3% of revenues compared to $1,185,470 or 47.7% of revenues in the second quarter of 1996. The increase in cost of services as a percentage of revenues in 1997 compared to 1996 was the result of the Company outsourcing approximately 7% of its revenue in the second quarter of 1997 to other qualified telemarketing companies. The cost of services on outsourcing services was 80%. The cost of services as a percentage of revenue was also negatively impacted by a 4% decline in the average hourly billing rate in the second quarter of 1997 compared to the second quarter of 1996 as the company adjusted its pricing to compete for large volume accounts.

         Selling, general and administrative expenses were $1,534,586 in 1997 compared to $917,479 in 1996. This 67% increase was primarily related to increased volume of calls, the new call centers which were not open in the second quarter of 1996 and the additional personnel required by revenue growth. As a percentage of revenues, selling, general and administrative expenses were 37.6% in the second quarter of 1997 compared to 36.9% in the second quarter of 1996.

         As a result of these factors, operating income increased 18.3% to $453,779 (11.1% of revenues) versus $383,634 (15.4% of revenue). Other income and expense improved $103,762 in the second quarter of 1997 over the second quarter of 1996. The Company was favorably impacted by interest earnings on cash generated from the initial public offering ("IPO") which reduced debt and added interest bearing investments to the balance sheet. The net change in interest income/expense was $94,016 in the second quarter of 1997 versus the second quarter of 1996.

         Prior to October 21, 1996, the date of the IPO, the Company was a Sub Chapter S Corporation. As a result, any income tax liability was the responsibility of the individual shareholders and no provision for income taxes or income tax liability was recorded in the financial statements. Effective with the IPO, the Company terminated its status as an S Corporation and became subject to federal and state income taxes. Accordingly, for informational purposes, earnings for the periods ended June 30, 1996 include pro forma information for income taxes which would have been recorded if the Company had been a C Corporation for the period, based on the tax laws in effect during those periods. Pro forma net income includes an estimated federal and state tax provision of 40%.

SIX MONTHS ENDED JUNE 30, 1997, COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

         Revenues for the six months ended June 30, 1997 were $7,252,667 an 83.3% increase over the six months ended June 30, 1996 of $3,956,962. Approximately 72.5% of the 1997 six month revenues were generated by three clients in the telecommunications industry, an industry which the Company did not provide services to in the first six months of 1996. One of these clients represented 68% of 1997 six months revenues and is expected to represent a significant portion of the Company's business during the balance of 1997. Financial services clients have historically been a significant industry segment in which the company has operated, accounting for 47.8% of the first six months of 1996 revenue. As a result of fewer credit card acquisition programs financial services accounted for less than 2% of 1997 first six months revenues.

         In 1997, billable telemarketing service representative hours increased by 78%, primarily as a result of six call centers operating in the six months ending June 30, 1997 compared to four in the in the six months ending June 30, 1996. The Company operated 289 call stations during the six months ending June 30, 1997, compared to 160 call stations in the six months ending June 30, 1996.

         Cost of services for the six months ended June 30, 1997 were $3,642,914 or 50.2% of revenues compared to $1,872,594 or 47.3% of revenues for the six months ended June 30, 1996. The increase in the cost of services as a percentage of revenue in 1997 compared to 1996 was the result of the Company outsourcing approximately 6.7% of its revenue in the first six months of 1997 to other qualified telemarketing companies. The cost of services on outsourcing was 80%. The cost of services as a percentage of revenue was also negatively impacted by a 2.6% reduction in the average hourly billing rate for the six months ending June 30, 1997 compared to the six months ending June 30, 1997 as the Company adjusted its pricing to compete for large volume accounts.

         Selling, general and administrative expenses were $2,870,009 for the six months ending June 30, 1997 compared to $1,587,988 in 1996. The increase of 80.7% was primarily related to the increased volume of calls, the two call centers that were not yet open in the first six months of 1996, and the additional personnel required by revenue growth. Primary components of the increase were an increase in salaries, payroll taxes and related benefits of $791,012 and depreciation increased $91,848, attributable to the opening of the new call centers.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's balance sheet continues to be strong as a result of its 1996 IPO. At June 30, 1997, the Company had cash and cash equivalents of $4,923,327 compared to $5,005,813 at December 31, 1996. In connection with the Britcom Acquisition on August 1, 1997, the Company paid $1,250,000 in cash and pledged an additional $500,000, consequently the Company's available cash and cash equivalents were reduced by $1,750,000 as of this date. See item 5 in footnote #4 to financial statements included in item 1 herein. The Company has adopted investment guidelines which restrict the types and quality of investments which may be acquired. At June 30, 1997 the Company had invested approximately $3,754,000 in commercial paper rated a minimum of A-1/P-1. At June 30, 1997, the Company had an unused revolving line of credit agreement of $400,000 which is limited to a borrowing base equal to 75% of eligible accounts receivable (as defined in the agreement).

         In the six months ended June 30, 1997, the operating activities provided cash flows of $409,081 compared to $420,655 in the six months ended June 30, 1996. Investing activities, which are primarily capital expenditures, required $469,736 of cash in 1997 compared to $180,034 in 1996. The Company utilized $21,831 in the six months ending June 30, 1997 for financing activities compared to $175,860 in the six months ended June 30, 1996.

         The Company has historically received private and government sector economic development grants in connection with the opening of call centers. The Company has entered into an agreement with the State of Nebraska and certain Nebraska communities to provide for grants of approximately $1.6 million in connection with the opening of 3 call centers by April 1998.

         The Company believes that funds available at June 30, 1997 together with funds which should be generated from future operations, economic development grants, equipment and finance leases, and revolving credit arrangements will be sufficient to finance its current operations and planned capital expenditures.

QUARTERLY RESULTS

         The telemarketing industry tends to be slower in the first and third quarters of the year because client marketing and customer service programs are typically slower in the post-holiday and summer months. The Company has experienced, and expects to continue to experience, quarterly fluctuations in revenues and operating income principally as a result of the timing of clients' telemarketing campaigns, the commencement of new contracts, changes in the Company's revenue mix, opening of new call centers, and the additional selling, general and administrative expenses to acquire and support such new business.

OUTLOOK

         Certain of the statements in this section are "forward-looking statements" within the meaning of the federal securities laws. The following forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements.

         Management expects that its major client in the telecommunications industry will continue to account for a significant portion of the Company's revenues in 1997. There is no assurance that this client will continue to generate sufficient new business to meet expectations or to fully utilize the company's current call center capacity or the additional call center capacity that is being added in 1997.

ITEM 5 - OTHER INFORMATION

         On August 1, 1997, the Company acquired all the common stock of Encylcopaedia Britannica Communication Corporation as more fully described in Form 8K which was filed on August 12, 1997.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ACI TELECENTRICS, INCORPORATED
                                          Registrant



Dated August 12, 1997            By:      /s/STEVEN A. KAHN
                                          --------------------------------------
                                          Steven A. Kahn
                                          Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)


Dated August 12, 1997
                                 By:      /s/RICK N. DIAMOND
                                          --------------------------------------
                                          Rick N. Diamond
                                          Chief Executive Officer and
                                          Director