Form 10QSB
period 1997-09-30
ACI TELECENTRICS INC
filed 1997-11-13
CIK 1020998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

XXX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               For the quarterly period ended September 30, 1997

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                           For the transition period from ________ to __________

                                                Commission File Number 000-21557

                         ACI Telecentrics, Incorporated
--------------------------------------------------------------------------------
           (Exact name of business issuer as specified in its charter)

         Minnesota                                     41-1572571
--------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

          3100 West Lake Street, Suite 300, Minneapolis, MN 55416-4510
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (612) 928-4700
--------------------------------------------------------------------------------
                           (Issuer's Telephone Number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         YES _X_   NO ___

         The Company had 5,708,583 shares of common stock, no par value per share, outstanding as of October 31, 1997.

         Transitional Small Business Disclosure Format (Check One ): YES __ NO X

                         ACI TELECENTRICS, INCORPORATED
                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                                                        Page #
                                                                        ------

PART I                FINANCIAL INFORMATION

Item 1                Financial Statements
                      Consolidated Statements of Operations                    3
                      Consolidated Balance Sheets                              4
                      Consolidated Statements of Cash Flows                    5
                      Notes to Consolidated Financial Statements         6 and 7

Item 2                Management's Discussion and Analysis of
                         Financial Condition and Results of Operations   8 to 11


PART II               OTHER INFORMATION                                       12

Item 6                Exhibits and Reports on Form 8-K

                         a.   Exhibits
                         b.   Reports on Form 8-K


Signature Page                                                                13

PART 1   FINANCIAL INFORMATION
Item 1   Financial Statements



                  ACI TELECENTRICS, INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Three Months Ended                      Nine Months Ended
                                                     September 30,                          September 30,
                                                ------------------------------        -----------------------------
                                                   1997              1996                 1997            1996
                                                ------------    -------------         -------------    ------------
TELEMARKETING REVENUES                          $  3,427,756    $   2,159,375         $  10,680,423    $  6,191,437

COST OF SERVICES                                   1,986,911        1,286,135             5,629,825       3,233,829

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                          1,853,454        1,047,252             4,723,463       2,630,240
                                                ------------    -------------         -------------    ------------


OPERATING (LOSS) INCOME                             (412,609)        (174,012)              327,135         327,368

OTHER INCOME (EXPENSE)
     Interest income                                  48,657           10,168               159,787          12,101
     Interest expense                                 (2,996)         (53,509)              (10,502)       (128,664)
     Other, net                                          988           (2,392)               22,618          (2,392)
                                                ------------    -------------         -------------    ------------
     Total other income (expense)                     46,649          (45,733)              171,903        (118,955)
                                                ------------    -------------         -------------    ------------

INCOME (LOSS) BEFORE TAXES                          (365,960)        (219,745)              499,038         208,413

INCOME TAX (BENEFIT) EXPENSE                        (139,100)              --               189,600              --
                                                ------------    -------------         -------------    ------------

NET (LOSS) INCOME                               $   (226,860)   $    (219,745)        $     309,438    $    208,413
                                                ============    =============         =============    ============

PRO FORMA DATA
Historical (loss) income
     before income taxes                        $   (365,960)   $    (219,745)        $     499,038         208,413
Pro forma income taxes                              (139,100)         (88,000)              189,600          83,000
                                                ------------    -------------         -------------    ------------
Pro forma net (loss) income                     $   (226,860)   $    (131,745)        $     309,438    $    125,413
                                                ============    =============         =============    ============

Pro forma net (loss) income per share           $       (.04)   $       (0.03)        $         .05    $        .03
                                                 ===========     ============         =============    ============

Shares used in computing Pro forma
 net (loss) income per share                       5,709,000        4,288,000             5,716,000       4,288,000
                                                ============    =============         =============    ============


                 See notes to consolidated financial statements

                  ACI TELECENTRICS, INCORPORATED AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                           (Unaudited)
                                                           September 30,        December 31,
ASSETS                                                         1997                 1996
                                                           -----------          -----------
CURRENT ASSETS:
     Cash and cash equivalents                             $ 1,869,766          $ 5,005,813
     Restricted investment                                     486,990                 --
     Trade receivables, less allowance for
        doubtful accounts of $114,000 and $73,000
        respectively                                         1,807,742            1,130,451
     Other current assets                                      202,726              149,064
                                                           -----------          -----------
              Total Current Assets                           4,367,224            6,285,328

PROPERTY AND EQUIPMENT, NET                                  2,983,256            1,900,843

GOODWILL, NET OF AMORTIZATION
  OF $29,000                                                 2,507,635                 --

OTHER ASSETS                                                    49,583                9,449
                                                           -----------          -----------
                                                           $ 9,907,698          $ 8,195,620
                                                           ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable                                $   276,762          $   520,318
     Accrued expenses                                          669,655              176,975
     Income taxes payable                                     (156,178)             144,200
     Current portion of long-term debt and
        capital lease obligations                              857,177              104,384
                                                           -----------          -----------
              Total current liabilities                      1,647,416              945,877

LONG TERM LIABILITIES:
     Long-term debt and capital lease obligations,
        less current portion                                   829,246              121,757
     Deferred capital lease liabilities                        117,451              156,000
     Deferred income taxes                                     223,290              206,412
                                                           -----------          -----------
              Total long-term liabilities                    1,169,987              484,169

SHAREHOLDERS' EQUITY:
     Common stock, no par value                              6,592,846            6,577,563
     Retained earnings                                         497,449              188,011
                                                           -----------          -----------
              Total shareholders' equity                     7,090,295            6,765,574
                                                           -----------          -----------
                                                           $ 9,907,698          $ 8,195,620
                                                           ===========          ===========


                 See notes to consolidated financial statements

                         ACI TELECENTRICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  Nine Months Ended September 30,
                                                                  --------------------------------
                                                                      1997                 1996
                                                                  -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $   309,438          $   208,413
Adjustments to reconcile net earnings to cash
        provided by operating activities:
     Depreciation and amortization                                    436,921              250,857
     Amortization of deferred capital leases                          (38,549)              (7,500)
     Deferred income taxes                                             16,878                 --
     Changes in operating assets and liabilities:
        Trade receivables                                            (677,291)            (496,168)
        Other current assets                                          (53,662)            (201,268)
        Accounts payable and accrued expenses                         249,124              639,031
        Income taxes                                                 (300,378)                --
                                                                  -----------          -----------
                    Net cash used in operating activities             (57,519)             393,365

CASH FLOWS FROM INVESTING ACTIVITIES:
     Restricted investment                                           (486,990)                --
     Purchase of property and equipment                            (1,109,189)            (297,202)
     Payments for business acquired                                (1,417,780)
     Proceeds from sale of restricted investment                                           300,000
     (Increase) Decrease in other assets                              (40,134)             (20,766)
                                                                  -----------          -----------
                    Net cash used in investing activities          (3,054,093)             (17,968)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net Proceeds from revolving line of credit                          --                100,000
     Net proceeds from issuance of common stock                        15,283                 --
     Payments on notes payable to officers                               --               (300,000)
     Repayments of long term debt and capital leases                  (39,718)            (219,177)
                                                                  -----------          -----------
                    Net cash used in financing activities             (24,435)            (419,177)
                                                                  -----------          -----------

NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                              (3,136,047)             (43,780)
CASH AND CASH EQUIVALENTS
     AT BEGINNING OF PERIOD                                         5,005,813               67,483
                                                                  -----------          -----------
CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                                             $ 1,869,766          $    23,703
                                                                  ===========          ===========


                 See notes to consolidated financial statements

                  ACI TELECENTRICS, INCORPORATED AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)



1. The consolidated balance sheet of ACI Telecentrics, Incorporated and Subsidiary ("Company") as of September 30, 1997 and the related statements of earnings and cash flows for the three months and nine months periods ended September 30, 1997 and 1996, have been prepared by the Company without being audited. In the opinion of management, these statements reflect all adjustments consisting of all normal recurring adjustments necessary to present fairly the consolidated financial position of ACI Telecentrics, Incorporated as of September 30, 1997 and the results of operations and cash flows for all periods presented. As described in note 4 below, the Company acquired all of the outstanding common stock of Encyclopaedia Britannica Communication Corporation ("EBCC") on August 1, 1997. Accordingly the consolidated financial statements include the results of operations of this subsidiary from that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Form 10-KSB. The results of operations for interim periods are not necessarily indicative of results which will be realized for the full fiscal year.

2. Prior to October 21, 1996, the effective date of the Company's initial public offering, the Company was a Subchapter S Corporation. As a result, any income tax liability was the sole responsibility of the individual stockholders. Therefore, no provision for income taxes or income tax liability was recorded in the financial statements for the three and nine months ended September 30, 1996.

         On October 21, 1996, the Company terminated its status as an S Corporation and was subject to federal and state income taxes thereafter. Accordingly, for informational purposes, the accompanying statements of earnings for the three and nine months ended September 30, 1996 include pro forma information for income taxes which would have been recorded if the Company had been a C Corporation for the three and nine months ended September 30, 1996 based on the tax laws in effect at that time.

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

4. On August 1, 1997 the Company acquired all of the outstanding common stock of EBCC. The acquisition was accounted for using the purchase method of accounting. The purchase price consists of (i) $1,250,000 cash paid at closing; and (ii) four quarterly payments (each an "Earn-Out Payment," cumulatively the "Total Earn-Out Payment"). The amount of the Total Earn-Out Payment will depend on the amount of revenues generated by certain EBCC clients and prospective clients during the period from January 1, 1998 through December 31, 1998 (the "Earn-Out Revenues"). For financial statements and presentation the aggregate purchase price of EBCC is estimated to be approximately $2,750,000. The excess of Purchase Price over Net Assets Acquired is being amortized over 15 years using the straightline method. The Company has provided the seller with a $500,000 security interest in a Treasury Bill owned by the Company as a guaranty of payment of the remaining installments of purchase price.


The following unaudited pro forma financial information for the Company gives effect to the EBCC acquisition as if it had occurred at the beginning of periods reported:




                                            Nine Months Ended September 30th
                                          ------------------------------------
                                                1997                   1996
                                          ----------------         -----------
Net Revenues                              $     14,065,802         $11,829,437
                                          ================         ===========

Net (Loss) Income                         $       (111,502)        $   400,047
                                          ================         ===========

Net (Loss) Income per share               $           (.02)        $       .09
                                          ================         ===========

Shares used in computing
   pro forma net income per share                5,716,000           4,288,000
                                          ================         ===========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Revenues from telemarketing services are recognized as these services are performed and are generally based either on an hourly rate or sales performance. Cost of services includes salary and commissions for telephone sales representatives ("TSR's"), payroll taxes and other benefits associated with such personnel, telephone expenses and other direct costs associated with providing services to customers. Selling, general and administrative expenses include administrative, sales, marketing, occupancy, depreciation and other indirect costs.

         As of September 30, 1997 the telemarketing services provided by the Company are performed in eight leased call centers located at Twin Valley, Minnesota; Valley City and Devils Lake, North Dakota; Redfield and Pierre, South Dakota; Chadron, Nebraska; Lombard, Illinois; and Merrillville, Indiana. These eight call centers collectively have 482 workstations, where over 750 TSR's are employed as of September 30, 1997.

         On August 1, 1997. the Company acquired all of the common stock of Encylcopaedia Britannica Communications Corporation ("EBCC"). The transaction was recorded under purchase accounting and results of operations of EBCC subsequent to the acquisition are included in the consolidated financial statements. The acquisition included two call centers, 230 work stations, and 290 TSR's which are included in the amounts reported above for September 30, 1997.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

         Revenues for the three months ended September 30, 1997 were $3,427,756 a 59% increase over the 1996 third quarter revenues of $2,159,375. Billable TSR hours also increased by 59%, primarily as a result of eight call centers operating in third quarter 1997 compared to five in the third quarter 1996. The Company operated 482 call stations in the third quarter 1997 compared to 280 call stations in the third quarter of 1996.

         One client represented 56.9% of 1997 third quarter revenues and is expected to represent a significant portion of the Company's business during the balance of 1997.

         Cost of services in the third quarter of 1997 was $1,986,911 or 58% of revenues compared to $1,286,135 or 59.6% of revenues in the third quarter of 1996. The decrease in cost of service as a percentage of revenues in 1997 compared to 1996 was the result of the Company reducing the amount of outsourcing to other qualified telemarketing companies by 6.8% in the third Quarter of 1997 compared to third Quarter 1996. The cost of services as a percentage of revenue was negatively impacted by several contracts which were billed to customers on a per item or sales performance basis rather than the more standard hourly basis. These contracts had the effect of lowering the average hourly rate for the quarter significantly below normal rates thus reducing gross margin.

         Selling, general and administrative expenses were $1,853,454 in 1997 compared to $1,047,252 in 1996. This 77% increase was primarily related to the new call centers which were not open in the third quarter of 1996 and the additional personnel required by revenue growth. In addition, the Company had additional operating costs associated with the acquisition of EBCC in the third quarter as it dedicated resources to integrating customers and technologies. The time and resources devoted to the integration of EBCC should decrease in the fourth quarter and are expected to be completed by year-end. The Company also had some costs associated with closing its Minneapolis call center in the quarter simultaneous with the opening of a new center in Chadron, Nebraska. The Company closed its Minneapolis center to concentrate on its stated commitment to locating call centers in smaller communities. Minneapolis was one of the smallest of the Company's call centers with a total of 42 stations. As a percentage of revenues, selling, general and administrative expenses were 54.1% in the third quarter of 1997 compared to 48.5% in the third quarter of 1996.

         As a result of these factors, an operations loss of $412,609 (12% of revenues) was reported in third quarter 1997, versus an operating loss of $174,012 (8.1% of revenue) in third quarter 1996. Other income and expense improved $92,382 in the third quarter of 1997 over the third quarter of 1996. The Company was favorably impacted by interest earnings on cash generated from the initial public offering ("IPO") which reduced debt and added interest bearing investments to the balance sheet. The net change in interest income/expense was $89,002 in the third quarter of 1997 versus the third quarter of 1996. The net loss in 1997 was $226,860 ($0.04 per share) versus $131,745
($0.03 per share) in 1996.

         Prior to October 21, 1996, the date of the IPO, the Company was a Sub Chapter S Corporation. As a result, any income tax liability was the responsibility of the individual shareholders and no provision for income taxes or income tax liability was recorded in the financial statements. Effective with the IPO, the Company terminated its status as an S Corporation and became subject to federal and state income taxes. Accordingly, for informational purposes, earnings for the periods ended September 30, 1996 include pro forma information for income taxes which would have been recorded if the Company had been a C Corporation for the period, based on the tax laws in effect during those periods. Pro forma net income includes an estimated federal and state tax provision of 40%.

NINE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

         Revenues for the nine months ended September 30, 1997 were $10,680,423, a 72.5% increase over the nine months ended September 30, 1996 of $6,191,437. Billable TRS hours increased by 79%, primarily as a result of eight call centers operating for a portion of the nine months ending September 30, 1997 compared to five for a portion of the nine months ending September 30, 1996. The Company operated an average of 335 call stations during the nine months ending September 30, 1997, compared to an average of 195 call stations in the nine months ending September 30, 1996. The average hourly billing rate for the nine months of 1997 was approximately 3.7% less than the 1996 rate as the Company adjusted its pricing to compete for large volume accounts, and as a result of the 1997 third quarter negative impact of several sales contracts that were billed on a per item or performance basis rather than the more standard hourly basis. Approximately 64.2% of the 1997 nine month revenues were generated by one client.

         Cost of services for the nine months ended September 30, 1997 were $5,629,825 or 52.7% of revenues compared to $3,233,829 or 52.2% of revenues for the nine months ended September 30, 1996. The .5% increase in the cost of services as a percentage of revenue in 1997 compared to 1996 was primarily the result of a 3.7% reduction in the average hourly billing rate and rising labor costs for the nine months ending September 30, 1997.

         Selling, general and administrative expenses were $4,723,463 for the nine months ending September 30, 1997 compared to $2,630,240 in 1996. The increase of 79.6% was primarily related to the call centers that were not yet open in the first nine months of 1996, and additional expenses associated with the acquisition of the EBCC and the additional personnel required by revenue growth. Primary components of the increase were an increase in salaries, payroll taxes and related benefits of $1,171,875, depreciation of $167,738, and rent of 123,496, generally attributable to the additional call centers.

         As a result of these factors, operating income was $327,135 (3.1% of revenues) versus $327,368 (5.3% of revenue). Other income and expense improved $290,858 in the nine months of 1997 over 1996. The Company was favorably impacted by interest earnings on cash generated from the IPO which reduced debt and added interest bearing investments to the balance sheet. The net change in interest income/expense was $265,848. As a result, net income was $309,438 ($0.05 per share) in 1997 compared to $125,413 ($0.03 per share) in
1996.

         Prior to October 21, 1996, the date of the IPO, the Company was a Sub Chapter S Corporation. As a result, any income tax liability was the responsibility of the individual shareholders and no provision for income taxes or income tax liability was recorded in the financial statements. Effective with the IPO, the Company terminated its status as an S Corporation and became subject to federal and state income taxes. Accordingly, for informational purposes, earnings for the periods ended September 30, 1996, include pro forma information for income taxes which would have been recorded if the Company had been a C Corporation for the period, based on the tax laws in effect during those periods. Pro forma net income includes an estimated federal and state tax provision of 40%.

LIQUIDITY AND CAPITAL RESOURCES

         The balance sheet of the Company continues to be strong, however, the cash and cash equivalents position of the Company has declined to $1,869,766, compared to $5,005,813 at December 31, 1996. This decrease at September 30, 1997 is primarily the result of the Company investing $1,109,189 in equipment and technologies, making payments of $1,417,780 in connection with the acquisition of EBCC, and providing a security interest in a treasury bill valued at $486,990 for future payments anticipated to be made in connection with the acquisition of EBCC.

         For the nine months ended September 30, 1996, cash and cash equivalents position declined $43,780 reflecting cash provided by operating activities of $393,365 offset by cash used by investing activities of $17,968 and cash used in financing activities of $419,177.

         The Company has historically received private and government sector economic development grants in connection with the opening of call centers. The Company has entered into an agreement with the State of Nebraska and certain Nebraska communities to provide for grants of approximately $1.2 million in connection with the opening of 3 call centers by April 1998.

         The Company believes that funds available at September 30, 1997 together with funds which should be generated from future operations, economic development grants, equipment and finance leases, and revolving credit arrangements will be sufficient to finance its current operations and planned capital expenditures.

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

         Management expects that its major client in the telecommunications industry will continue to account for a significant portion of the Company's revenues in 1997 and 1998. There is no assurance that this client, together with other major clients, will continue to generate sufficient new business to meet expectations or to fully utilize the Company's current call center capacity or the additional call center capacity that is being added in 1998.

ITEM 6 - OTHER INFORMATION

B. On August 1, 1997, the Company acquired all the common stock of Encylcopaedia Britannica Communication Corporation as more fully described in Form 8K which was filed on August 12, 1997.

SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  ACI TELECENTRICS, INCORPORATED
                                                  Registrant


Dated November 13, 1997                  By:      /S/ STEVEN A KAHN
                                                  ------------------------------
                                                  Steven A. Kahn
                                                  Vice President and
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)


Dated November 13, 1997                  By:      /R/ RICK N. DIAMOND
                                                  ------------------------------
                                                  Rick N. Diamond
                                                  Chief Executive Officer and
                                                    Director