Form 10KSB40
period 1997-12-31
ACI TELECENTRICS INC
filed 1998-03-31
CIK 1020998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

Issuer's revenues for its most recent fiscal year:  $15,253,893.

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of February 28, 1998 was approximately $4,166,000 based upon the average of the closing bid and asked prices of the Registrant's Common Stock on such date.

There were 5,714,803 shares of Common Stock, no par value, outstanding as of February 28, 1998.

                            ------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference pursuant to Rule 12b-23: Portions of the Registrant's 1997 Annual Report to Shareholders for fiscal year ended December 31, 1997 and Proxy Statement for its 1998 Annual Meeting of Shareholders are incorporated by reference into Items 6 and 7 of Part II and Items 9, 10, 11 and 12 of Part III, respectively.

Transitional Small Business Disclosure Format (check one).  Yes [ ]   No [X]

                                    I N D E X


Description                                                                                                    Page
-----------                                                                                                    ----

PART I
         ITEM 1. DESCRIPTION OF BUSINESS..........................................................................1
         ITEM 2. DESCRIPTION OF PROPERTY..........................................................................3
         ITEM 3. LEGAL PROCEEDINGS................................................................................3
         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................4


PART II
         ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........................................5
         ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............5
         ITEM 7. FINANCIAL STATEMENTS.............................................................................5
         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.............5


PART III
         ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION
                  16(a) OF THE EXCHANGE ACT.......................................................................6
         ITEM 10. EXECUTIVE COMPENSATION..........................................................................6
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT.................................6
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................................6
         ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................................................6


                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS

GENERAL

         ACI Telecentrics, Inc. (the "Company") was incorporated under the name Automated Communications, Incorporated under Minnesota law on January 13, 1987 and changed its name to ACI Telecentrics, Inc. on July 26, 1996. The Company provides telephone based sales and marketing services, broadly defined as teleservices. As of December 31, 1997, the Company operated 361 outbound and 27 inbound workstations in eight call centers located in Minnesota, North Dakota, South Dakota, Nebraska and Indiana.

         Prior to August 1, 1997, the Company had focused primarily on the telecommunications, publishing and financial services industries. On August 1, 1997, the Company acquired all of the outstanding common stock of Encyclopaedia Britannica Communications Corporation ("EBCC"), which operated call centers in Lombard, Illinois and Merrillville, Indiana. With the acquisition of EBCC, the Company began to offer services to the insurance industry. In the telecommunications industry, the Company markets caller ID services to the customers of Regional Bell Operating Companies. In the publishing industry, the Company's telemarketing programs assist newspaper, magazine, and book publishers in acquiring new subscribers, soliciting subscription renewals, and cross-selling products. In the financial services industry, the Company conducts telemarketing projects for banks and financial services companies in the areas of insurance; credit card customer acquisition, retention and renewal; credit card enhancement services; account generation and retention; and customer service. In the insurance industry, the markets specified insurance products for its insurance company clients.

INDUSTRY AND MARKET

         The Company believes that the telemarketing sector of marketing expenditures will continue to grow and that the trend towards outsourcing telemarketing programs will continue. Many companies are choosing to use telemarketing for customer retention, customer service and customer care programs in addition to the traditional sales programs. The telecommunications and financial services industries, which ACI already serves, are undergoing deregulation or consolidation, which provides the Company with additional growth opportunities as these businesses search for low cost solutions for their marketing, sales and customer support needs. In 1997, businesses within the telecommunications, publishing and insurance industries accounted for most of the Company's revenues. The industries targeted by the Company and the principal services provided are described below.

TELECOMMUNICATIONS. The Company entered the telecommunications segment of the market in 1996, and in that year revenues from this segment accounted for 42.6% of revenues. ACI has leveraged our expertise in this market to secure programs in 1998 with US West and GTE. The Company's principal telecommunications customer in 1997 was CIDCO, Inc.

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

INSURANCE. ACI provides insurance companies with a wide range of telemarketing services, including upgrading current policies, acquiring new customers and retaining current customers. The Company has conducted telemarketing services for such companies as Providian and Union Fidelity.


SALES AND MARKETING

         ACI's marketing strategy emphasizes customized marketing solutions tailored to meet the individual client's needs. The Company currently has three sales directors. The Company attracts clients through its sales force by (i) encouraging referrals from existing clients who are satisfied with the Company's quality service, (ii) attending trade shows, (iii) advertising in trade publications, and (iv) direct prospecting by our sales force.

PRINCIPAL CUSTOMERS

         In 1997, the Company's three largest clients and the percentage of 1997 revenues attributable to such clients were CIDCO Inc., a marketer of caller ID systems (60.8%), Cy DeCosse Incorporated, a publisher of book continuity programs (6.8%) and Cahners Publishing Company, a publisher of trade publications (6.5% ).

COMPETITION

         The telemarketing industry is highly competitive, but also continues to be highly fragmented. The Company competes with both in-house telemarketing organizations as well as other independent out-source telemarketing operations. In-house telemarketing organizations provide a variety of services to their organizations and comprise the majority of the telemarketing industry. Independent telemarketing organizations range from numerous small, single-facility operations to large, multi-facility operations such as MATRIXX Marketing Inc., SITEL Corporation, APAC Teleservices Inc., ITI Marketing Services, Inc., and West Telemarketing Corporation. The Company also competes with other forms of marketing such as direct mail, television and radio. The Company believes that the primary competitive factors in the telephone-based marketing industry are reputation for quality service, marketing results, technological expertise, price, and the ability to design customized marketing programs which address the needs of clients. The Company believes that most of its competitors are, like ACI, highly dependent on a small number of clients for a large percentage of their business.

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

         Several of the industries served by the Company are subject to varying degrees of government regulation, particularly the financial services industry. Clients in these industries are obligated to provide the Company with scripts for the Company's telemarketers which comply with applicable industry regulations. Although compliance with these regulations is generally the responsibility of the Company's clients, the Company could be subject to a variety of enforcement or private actions for its failure or the failure of its clients to comply with such regulations as the same relate to telemarketing operations. In addition, the Company is required to employ licensed insurance agents to make sales of insurance products in the states where such employees are licensed, and the Company is required to be licensed as an insurance agency in certain states.

PERSONNEL

         The Company had approximately 689 full and part time employees as of December 31, 1997. None of the Company's employees are subject to a collective bargaining agreement and the Company believes its relationship with its employees is good.


ITEM 2.           DESCRIPTION OF PROPERTY

FACILITIES

         The Company's corporate headquarters is located in Minneapolis, Minnesota in a leased facility consisting of approximately 12,000 square feet of office space. The lease expires on July 31, 2000.

         The Company also leases eight call center facilities in the Midwest. Information related to those call centers is as follows:

                 YEAR OPENED/                                      NUMBER OF
OUTBOUND          ACQUIRED             TERM          EXPIRES      WORKSTATIONS
--------          ---------            ----          -------      ------------

Twin Valley, MN      1993              5 yr            8/98           40

Valley City, ND      1995              5 yr            6/00           48

Devils Lake, ND      1996              5 yr            4/01           60

Redfield, SD         1997              5 yr            8/01           48

Pierre, SD           1997              5 yr            4/02           40

Chadron, NE          1997             10 yr            7/07           60

Merrillville         1997          Month to Month      -----          65

Total Outbound                                                       361
                                                                     ---

INBOUND

Lombard, IL          1997              5 yr            9/98           27

Total workstations at December 31, 1997                              388
                                                                     ===


ITEM 3.           LEGAL PROCEEDINGS

         The Company is not a party to, nor is its property the subject of, any material pending legal proceeding.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of 1997.


EXECUTIVE OFFICERS OF THE COMPANY

         The name and ages of all of the Company's executive officers and the positions held by them are listed below.

    Name                Age    Position
    ----                ---    --------

Rick N. Diamond         35     Chairman of the Board, Chief Executive Officer,
                               Secretary, and Diretor

Gary B. Cohen           36     President and Director

Steven A. Kahn          48     Vice President and Chief Financial Officer

Dana A. Olson           36     Vice President - Operations

Lois J. Dirksen         42     Vice President - Sales

Robert Shelton, Jr.     30     Vice President - Information Systems



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

         DANA A. OLSON joined ACI in September 1990, serving as shift manager before becoming Operations Manager in April 1991 and Vice President of Operations in March 1994. Mr. Olson attended Mankato State University, majoring in Business Administration.

         LOIS J. DIRKSEN joined ACI as a Vice President in May 1995 and became Vice President of Sales in August 1996. Prior to joining the Company, Ms. Dirksen was Vice President of Sales for Rezound International, a publisher of audio books, from April 1994 to May 1995 and Director of Direct Response for Minnesota Mutual from March 1990 to April 1994. Ms. Dirksen holds a B.S. degree in Political Science from Arizona State University.

         ROBERT SHELTON, JR. joined ACI as Director of Information Systems in May 1996 and became Vice President of Information Services in January 1997. Prior to joining the company Mr. Shelton was Director of Information Services for Einhorn Yaffee Prescott, an architectural and engineering company. Mr. Shelton holds an Associates in Arts Degree from Prince George's Community College.

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

Fiscal Year Ended
December 31, 1996                            Low                       High
-----------------                            ---                       ----
Fourth Quarter                              $5.00                     $6.125

Fiscal Year Ended
December 31, 1997                            Low                       High
-----------------                            ---                       ----
First Quarter                                5.50                      6.50
Second Quarter                               5.75                      6.50
Third Quarter                                5.00                      6.00
Fourth Quarter                               3.00                      5.38


         On February 28, 1998, the fair market value of the Company's Common Stock was $15,716,000 based on the average of the closing bid and asked prices on at that date. As of December 31, 1997, the Company had approximately 88 shareholders of record.

         The Company has not paid cash dividends on its Common Stock since its initial public offering of stock. The Board of Directors presently intends to retain earnings for use in the Company's business and does not anticipate paying cash dividends on Common Stock in the foreseeable future. Any future determinations as to the payment of dividends will depend on the financial condition of the Company and such other factors as are deemed relevant by the Board of Directors.

         The effective date of the Company's Registration Statement, Commission file number 3-33053-70, was October 21, 1996. On January 1, 1997, the Company had a balance of $4,400,000 remaining from this offering invested in short term securities. During 1997, the Company used: (i) $1,430,000 to acquire all of the outstanding stock of Encyclopaedia Britannica Communications Incorporated and $500,000 to secure certain contingent payments related to this acquisition; (ii) $730,000 in operating activities; and (iii) $1,626,000 to acquire certain property and equipment.




ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by Item 6 is incorporated herein by reference to the Section labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations" which appears in the Registrant's 1997 Annual Report to Shareholders.




ITEM 7.  FINANCIAL STATEMENTS

         The information required by Item 7 is incorporated herein by reference to the Consolidated Financial Statements, Notes thereto and Independent Auditor's Report thereon which appears in the Registrant's 1997 Annual Report to Shareholders.




ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by Item 9 regarding the Company's executive officers is set forth in Part I of this report. The information required by
Item 9 concerning the directors of the Company is incorporated by reference from the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders under the caption "Election of Directors." The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.

         The information required by Item 9 relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders under the caption "Compliance with Section 16(a)of the Exchange Act". The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.




ITEM 10.          EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated herein by reference to the section labeled "Executive Compensation" which appears in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders. The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.




ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

         The information required by Item 11 is incorporated herein by reference to the section labeled "Principal Shareholders and Management Shareholdings" which appears in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders. The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.




ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is incorporated by reference to the section labeled "Certain Transactions" which appears in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders. The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.




ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits are numbered in accordance with Item 601 of Regulation S-B. See "Exhibit Index" immediately following the signature page of this Form 10-KSB.

(b) Reports on Form 8-K. On August 1, 1997, the Company acquired all of the outstanding common stock of Encyclopaedia Britannica Communications Corporation as more fully described in Form 8-K which was filed August 12, 1997 and Form 8-KA which was filed October 14, 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ACI TELECENTRICS, INC.

Dated:  March 30, 1998            By:  /s/ RICK N. DIAMOND
                                       -------------------
                                       Rick N. Diamond, Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act 1934, this Report has been signed by the following persons on behalf of the Company, in the capacities, and on the dates, indicated.

                                POWER OF ATTORNEY
                                -----------------

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



SIGNATURE AND TITLE                                                                  DATE
-------------------                                                                  ----

/s/ RICK N. DIAMOND                                                             March 30, 1998
-----------------------------------------------
Rick N. Diamond, Chief Executive Officer
and Director      (principal executive officer)

/s/ GARY B. COHEN                                                               March 30, 1998
-----------------------------------------------
Gary B. Cohen, President and Director

/s/ STEVEN A. KAHN                                                              March 30, 1998
-----------------------------------------------
Steven A. Kahn, Vice President and Chief Financial Officer
(principal financial and accounting officer)

/s/ DOUGLAS W. FRANCHOT                                                         March 30, 1998
-----------------------------------------------
Douglas W. Franchot, Director

/s/ PHILLIP T. LEVIN                                                            March 30, 1998
-----------------------------------------------
Phillip T. Levin, Director

/s/ SEYMOUR LEVY                                                                March 30, 1998
-----------------------------------------------
Seymour Levy, Director

/s/ JAMES W. LUPIENT                                                            March 30, 1998
-----------------------------------------------
James W. Lupient, Director

/s/ THOMAS F. MADISON                                                           March 30, 1998
-----------------------------------------------
Thomas F. Madison, Director


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

   4.2         Articles of Incorporation (filed as Exhibit 3.1)

   4.3         Bylaws (filed as Exhibit 3.2)

  10.1 1996 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form SB-2, SEC File No. 333-05370)**

  10.2         1996 Employee Stock Purchase Plan (Incorporated by reference to
               Exhibit 10.2 to Registration Statement on Form SB-2, SEC File No. 333-05370)**

  10.3 Employment Agreement with Rick N. Diamond, dated June 30, 1996 (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form SB-2, SEC File No. 333-05370)**

  10.4 Employment Agreement with Gary B. Cohen, dated June 30, 1996 (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2, SEC File No. 333-05370)**

  10.5 Buy/Sell Agreement by and among Automated Communications, Incorporated, Rick N. Diamond and Gary B. Cohen, dated June 30, 1996 (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2, SEC File No. 333-05370)**

  10.6 Promissory Note by Automated Communications, Incorporated in favor of Riverside Bank, dated June 5, 1996 (including documents related thereto) (Incorporated by reference to Exhibit 10.6 to Registration Statement on Form SB-2, SEC File No. 333-05370)

  10.7 Installment Note by Twin Valley Communications, Incorporated in favor of Northwest Minnesota Initiative Fund, dated June 15, 1994 (including documents related thereto) (Incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2, SEC File No. 333-05370)

  10.8 Promissory Note by Twin Valley Communications, Incorporated in favor of City of Twin Valley, dated June 15, 1994 (including documents related thereto) (Incorporated by reference to Exhibit
               10.8 to Registration Statement on Form SB-2, SEC File No. 333-05370)
-------------------

*        Filed herewith

** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB

 Exhibit
 Number        Description
 ------        -----------

  10.9 Promissory Note by Automated Communications, Incorporated in favor of Riverside Bank, dated November 16, 1995 (including documents related thereto) (Incorporated by reference to Exhibit
               10.9 to Registration Statement on Form SB-2, SEC File No. 333-05370)

  10.10 Note by Automated Communications, Incorporated in favor of Twin Valley State Bank, dated September 13, 1993 (including documents related thereto) (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form SB-2, SEC File No. 333-05370)

  10.11 Loan Commitment Agreement by and between Twin Valley Communications, Incorporated and Northwest Regional Development Commission, dated June 15, 1994 (including documents related thereto) (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form SB-2, SEC File No. 333-05370)

  10.12 Lease Agreement by and between ACKY-3100 Lake Limited Partnership and Automated Communications, Incorporated, dated June 13, 1995 (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form SB-2, SEC File No. 333-05370)

  10.13 Sublease by and between Valley City-Barnes County Development Corporation and Valley City Communications, Incorporated, dated April 24, 1995 (Incorporated by reference to Exhibit 10.13 to Registration Statement on Form SB-2, SEC File No. 333-05370)

  10.14 Sublease by and between Forward Devils Lake Corporation and Devils Lake Communications, Incorporated, dated January 2, 1996 (Incorporated by reference to Exhibit 10.14 to Registration Statement on Form SB-2, SEC File No. 333-05370)

  10.15 Lease by and between Twin Valley-Ulen Telephone Company, Inc. and Twin Valley Communications, Incorporated, dated September 1, 1993 (Incorporated by reference to Exhibit 10.15 to Registration Statement on Form SB-2, SEC File No. 333-05370)

  10.16 Agreement of Lease by and among EIS Leasing Corp., Automated Communications, Incorporated and Devils Lake Communications, Incorporated, dated March 22, 1996 (including documents related thereto) (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form SB-2, SEC File No. 333-05370)

  10.17 Agreement of Lease by and among EIS Leasing Corp., Automated Communications, Incorporated and Valley City Communications, Incorporated, dated June 5, 1995 (including documents related thereto) (Incorporated by reference to Exhibit 10.17 to Registration Statement on Form SB-2, SEC File No. 333-05370)

  10.18 Agreement of Lease by and between EIS Leasing Corp. and Automated Communications, Incorporated, dated December 28, 1994 (including documents related thereto) (Incorporated by reference to Exhibit
               10.18 to Registration Statement on Form SB-2, SEC File No. 333-05370)

  10.19 Rental Agreement by and between Electronic Information Systems, Inc. and Automated Communications, Incorporated, dated December 16, 1993 (including documents related thereto) (Incorporated by reference to Exhibit 10.19 to Registration Statement on Form SB-2, SEC File No. 333-05370)
-------------------

*        Filed herewith

** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB

 Exhibit
 Number        Description
 ------        -----------

  10.20 Agreement of Lease by and between EIS Leasing Corp. and Automated Communications, Incorporated, dated December 15, 1993 (including documents related thereto) (Incorporated by reference to Exhibit
               10.20 to Registration Statement on Form SB-2, SEC File No. 333-05370)

  10.21 Amended and Restated Equipment Lease (with Purchase Option) by and between Valley City-Barnes County Development Corporation and Valley City Communications, Incorporated, dated June 15, 1995

  10.22 Vehicle Lease Agreement by and between Lupient Leasing and Automated Communications, Incorporated, dated December 15, 1995 (Incorporated by reference to Exhibit 10.22 to Registration Statement on Form SB-2, SEC File No. 333-05370)**

  10.23 Lease Agreement by and between Automated Communications, Incorporated and NTFC Capital Corporation, dated August 7, 1995 (Incorporated by reference to Exhibit 10.23 to Registration Statement on Form SB-2, SEC File No. 333-05370)

  10.24 Equipment Lease by and between Forward Devils Lake Corporation and Devils Lake Communications, Incorporated, dated May 1, 1996 (Incorporated by reference to Exhibit 10.24 to Registration Statement on Form SB-2, SEC File No. 333-05370)

  10.25 Lease Agreement by and between Sanwa Leasing Corporation and Automated Communications, Incorporated, dated July 20, 1995 (Incorporated by reference to Exhibit 10.25 to Registration Statement on Form SB-2, SEC File No. 333-05370)

  10.26 Promissory Note by ACI Telecentrics, Incorporated in favor of Riverside Bank dated September 30, 1996 (including documents related thereto) (Incorporated by reference to Exhibit 10.26 to Registration Statement on Form SB-2, SEC File No. 333-05370)

  10.27        Agreement for telemarketing services with Cy DeCosse, Inc.
               (Incorporated by reference to Exhibit 10.27 to Registration Statement on Form SB-2, SEC File No. 333-05370)

  10.28        Agreement for telemarketing services with CIDCO, Inc.
               (Incorporated by reference to Exhibit 10.28 to Registration Statement on Form SB-2, SEC File No. 333-05370)

  10.29 Lease Agreement by and between Redfield Industrial Development Corporation and ACI Telecentrics, Incorporated, dated November 26, 1996

  10.30 Stock Purchase Agreement dated August 1, 1997, by and among ACI Telecentrics Incorporated and Encyclopaedia Britannica, Inc. (Incorporated by reference to Exhibit 2.1 to Form 8-K, SEC File No. 000-21557)

  10.31* Lease Agreement by and between Kay Barth and ACI Telecentrics, Incorporated dated April 13, 1997.

  10.32* Lease Agreement by and between C. H. Young, Trustee, and Mary M. Young, Trustee and ACI Telecentrics dated September 5, l997.

  10.33* Lease Agreement by and between Wilkinson Development, Inc. and ACI Telecentrics, Incorporated dated September 9, 1997.

  10.34* Memorandum of Understanding for Project #97-ED-008 between the Nebraska Department of Economic Development, the City of Chadron Nebraska, Dawes County Nebraska and ACI Telecentrics, Incorporated.
-------------------

*        Filed herewith

** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB

 Exhibit
 Number        Description
 ------        -----------

  10.35* Memorandum of Understanding for Project # 97-ED-014 between Nebraska Department of Economic Development, the City of Ogallala Nebraska and ACI Telecentrics, Incorporated.

  10.36* Memorandum of Understanding for project # 97-ED-015 between Nebraska Department of Economic Development, the City of Valentine Nebraska and ACI Telecentrics, Incorporated.

  10.37* Lease Agreement by and between Pierre Economic Development Corporation and ACI Telecentrics, Incorporated originally dated May 5, 1997 and amended March 4, 1998.

  13.1*        1997 Annual Report to Shareholders.

  23.1*        Consent of Deloitte & Touche LLP, independent public accountants

  24*          Power of Attorney (included on signature page of this Report)

  27*          Financial Data Schedule
-------------------

*        Filed herewith

** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB