Form 10QSB
period 1998-03-31
ACI TELECENTRICS INC
filed 1998-05-12
CIK 1020998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-QSB

(Mark One)


_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

___      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OR THE EXCHANGE ACT

             For the transition period from __________ to __________

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

         The Company had 5,714,778 shares of common stock, no par value per share, outstanding as of April 30, 1998.

         Transitional Small Business Disclosure Format (Check One):
YES [ ]  NO [X]



                  ACI TELECENTRICS, INCORPORATED AND SUBSIDIARY

                                   FORM 10-QSB

                                TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION


Item 1    Financial Statements (unaudited)
                Consolidated Statements of Operations
                Consolidated Balance Sheets
                Consolidated Statements of Cash Flows
                Notes to Consolidated Financial Statements


Item 2    Management's Discussion and Analysis of
                Financial Condition and Results of Operations

PART II   OTHER INFORMATION


Item 4    Submission of Matters to a Vote of Security Holders


Item 6    Exhibits and Reports on Form 8-K


Signature Page



PART 1    FINANCIAL INFORMATION
Item 1    Financial Statements



                  ACI TELECENTRICS, INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended
                                                              March 31,
                                                         1998           1997
                                                     -----------    -----------
TELEMARKETING REVENUES                               $ 3,528,911    $ 3,172,691

COST OF SERVICES                                       2,000,723      1,551,303

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                              1,922,154      1,335,423
                                                     -----------    -----------

OPERATING (LOSS) INCOME                                 (393,966)       285,965

OTHER INCOME (EXPENSE)
      Interest income                                     14,583         59,301
      Interest expense                                    (8,520)        (4,355)
            Other, net                                      (195)         6,884
                                                     -----------    -----------
      Total other income (expense)                         5,868         61,830
                                                     -----------    -----------

(LOSS) INCOME BEFORE TAXES                              (388,098)       347,795

INCOME TAX (BENEFIT) EXPENSE                            (144,000)       143,600
                                                     -----------    -----------

NET (LOSS) INCOME                                    $  (244,098)   $   204,195
                                                     ===========    ===========


Basic and diluted net (loss) income per share        $      (.04)   $       .04
                                                     ===========    ===========

Basic shares used in computing net (loss) income
      per share                                        5,714,778      5,706,528
                                                     ===========    ===========

Diluted shares used in computing net (loss) income
      per share                                        5,714,778      5,751,289
                                                     ===========    ===========


                        See notes to financial statements



                  ACI TELECENTRICS, INCORPORATED AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                     (UNAUDITED)
                                                       MARCH 31,   DECEMBER 31,
ASSETS                                                   1998          1997
                                                     -----------    -----------
CURRENT ASSETS:
   Cash and cash equivalents                         $        --    $   659,042
   Restricted investment                                 500,000        493,345
   Trade receivables, less allowance for
        doubtful accounts of $211,000 and $195,000,
        respectively                                   3,281,507      2,369,323
   Income tax receivable                                 367,019        586,498
   Other current assets                                  113,915         89,152
                                                     -----------    -----------
               Total Current Assets                    4,262,441      4,197,360

PROPERTY AND EQUIPMENT, NET                            3,082,319      3,243,205

OTHER ASSETS:
   Goodwill, less accumulated amortization of
        $46,000 and $29,000, respectively                999,297      1,016,726
   Other assets                                           87,954         38,993
                                                     -----------    -----------
                                                     $ 8,432,011    $ 8,496,284
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving line of credit                          $   100,000    $        --
   Checks written in excess of bank balance              168,281             --
   Trade accounts payable                                542,636        811,568
   Accrued expenses                                      707,658        764,463
   Current portion of long-term debt and
        capital lease obligations                        211,117        138,481
                                                     -----------    -----------
               Total current liabilities               1,729,692      1,714,512

LONG TERM LIABILITIES:
   Long-term debt and capital lease obligations,
        less current portion                             239,026         64,650
   Deferred capital lease liabilities                    194,251        214,600
   Deferred income taxes                                  65,324         73,210
                                                     -----------    -----------
               Total long-term liabilities               498,601        352,460

SHAREHOLDERS' EQUITY:
   Common stock, no par value                          6,611,350      6,592,846
   Accumulated deficit                                  (407,632)      (163,534)
                                                     -----------    -----------
               Total shareholders' equity              6,203,718      6,429,312
                                                     -----------    -----------
                                                     $ 8,432,011    $ 8,496,284
                                                     ===========    ===========

                        See notes to financial statements



                  ACI TELECENTRICS, INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Three Months Ended March 31,
                                                                 1998           1997
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                            $  (244,098)   $   204,195
Adjustments to reconcile net (loss) income to cash
        provided by operating activities:
   Depreciation and amortization                                 220,576        110,332
   Amortization of deferred capital leases                       (20,349)       (11,849)
   Deferred income taxes                                          (7,886)         7,651
Changes in operating assets and liabilities:
   Trade receivables                                            (912,184)      (488,204)
   Other current assets                                          (24,763)        35,871
   Checks written in excess of bank balance                      168,281             --




   Accounts payable and accrued expenses                        (117,793)       109,106
   Income Taxes                                                  219,479        (21,051)
                                                             -----------    -----------
       Net cash used in operating activities                    (718,737)       (53,949)
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                           (65,616)      (252,913)
   Increase in other assets                                      (48,961)            --
   Increase in restricted investments                             (6,655)            --
                                                             -----------    -----------
       Net cash used in investing activities                    (121,232)      (252,913)
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on revolving line of credit                        100,000             --
   Net proceeds from issuance of common stock                     18,504          4,595
   Proceeds from sale and leaseback of equipment                  93,922             --
   Repayments of long term debt and capital leases               (31,499)       (15,598)
                                                             -----------    -----------
       Net cash provided by (used in) financing activities       180,927        (11,003)
                                                             -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (659,042)      (317,865)
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                     659,042      5,005,813
                                                             -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $        --    $ 4,687,948
                                                             ===========    ===========


NON CASH TRANSACTIONS:

Property acquired through capital leases                     $   184,589             --


                        See notes to financial statements



                  ACI TELECENTRICS, INCORPORATED AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


1. The consolidated balance sheet of ACI Telecentrics, Incorporated and subsidiary ("Company") as of March 31, 1998 and the related consolidated statements of operations and cash flows for the three months ended March 31, 1998 and 1997, have been prepared by the Company without being audited. In the opinion of management, these statements reflect all adjustments consisting of all normal recurring entries necessary to present fairly the financial position of ACI Telecentrics, Incorporated as of March 31, 1998 and the results of operations and cash flows for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Form 10-KSB.

      The results of operations for interim periods are not necessarily indicative of results which will be realized for the full fiscal year.

2. Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Earnings per share amounts for the first quarter of fiscal 1997 have been restated to conform with the requirements of SFAS 128, but there were no changes in previously reported amounts.

3. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130), which establishes standards for the reporting of comprehensive income and its components. Comprehensive income is defined as the change in equity during the period from transactions and other events and circumstances from non-owner sources. Implementation of SFAS 130 did not have a material effect on the Company's financial statements.

4. On August 1, 1997 the Company acquired all of the outstanding common stock of EBCC. The acquisition was accounted for using the purchase method of accounting. The purchase price consists of (i) $1,250,000 cash paid at closing; and (ii) four quarterly payments (each an "Earn-Out Payment," cumulatively the "Total Earn-Out Payment"). The amount of the Total Earn-Out Payment will depend on the amount of revenues generated by certain EBCC clients and prospective clients during the period from January 1, 1998 through December 31, 1998 (the "Earn-Out Revenues"). Based on revenues generated from January 1, 1998 through March 31, 1998 no quarterly payment was due EBCC. The excess of Purchase Price over Net Assets Acquired is being amortized over 15 years using the straightline method. The Company has provided the seller with a $500,000 security interest in a Treasury Bill owned by the Company as a guaranty of payment of the remaining installments of purchase price, if any.



The following unaudited pro forma financial information for the Company gives effect to the EBCC acquisition as if it had occurred at the beginning of periods reported:


                                                              Three Months Ended
                                                                March 31, 1997
                                                              ------------------
Net Revenues                                                      $4,612,087
                                                                  ==========

Net Income                                                        $  147,259
                                                                  ==========

Basic and diluted net income per share                            $      .03
                                                                  ==========

Basic shares used in computing pro forma
   net income per share                                            5,706,528
                                                                  ==========

Diluted shares used in computing net income per share              5,751,289
                                                                  ==========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      ACI provides telephone-based sales and marketing services primarily to the telecommunications, insurance, publishing and financial services industries. The Company operates nine call centers in six Midwest states, which, as of March 31, 1998 had 409 outbound and 27 inbound stations. In March 1988, the Company opened its ninth call center in Valentine Nebraska. The Company had 818 full and part-time employees as of March 31, 1998.

      On August 1, 1997 the Company acquired all of the outstanding common stock of Encyclopaedia Britannica Communications Corporation (EBCC), which had call centers in Lombard, Ill. and Merrillville, Ind. Operations of EBCC are included from August 1, 1997 and therefore not included in any reported amounts for the first quarter of 1997.

      Revenue from telemarketing services is recognized as these services are performed and are generally based on an hourly rate. Certain telemarketing service revenues are performance-based. Cost of services includes compensation and commissions for telephone sales representatives, payroll taxes and other benefits associated with such personnel, telephone expenses and other direct costs associated with providing services to customers. Selling, general and administrative expenses include administrative, sales, marketing, occupancy, depreciation and other indirect costs.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998, COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

      Revenue for the three months ended March 31, 1998 was $3,528,911 an increase of $356,220 or 11.2% over 1997 revenues of $3,172,691.
Telecommunications clients provided 53% of revenues in 1998 with the largest client representing 35% of the total revenues. In 1997 telecommunications represented 71% of revenues with one client representing 66% of first quarter revenues. The largest client in 1998 was not the same client as 1997. Other industry segments in 1998 included publishing (23%), insurance (13%) and financial services (10%). Billable hours in 1998 increased 3.7% over 1997.

      Cost of services in 1998 was $2,000,723 or 56.7% of revenues compared to $1,551,303 or 48.9% in 1997. The increase in cost of services as a percentage of revenues is the result of increased labor and benefit costs and 11% of 1998 revenues being derived from outsourcing compared to 4% in 1997. Outsourcing is the process whereby the Company provides contract work to other telemarketing companies, when it does not have the resources to do in a Company operated facility. Cost of services on outsourced work is approximately 79% and therefore, increases the overall cost of services percentage of revenues.

      Selling, general and administrative expenses were $1,922,154 compared to $1,335,423 in 1997, a 44% increase. As a percentage of revenue, selling general and administrative expenses increased to 54% in 1998 compared to 42% in 1997. Approximately $371,000 of the increase related to facility expenses, the majority of which was related to facilities opened or acquired since first quarter 1997. The balance relates primarily to the effect of personnel costs added to the administrative, IS, and sales departments in 1997 which have a full quarter effect in 1998.

      As a result, the operating loss for the first quarter 1998 was $393,966 compared to an operating profit of $285,965 in 1997. Other income was a net of $5,868 in 1998 compared to $61,830 in 1997. The decrease was the direct result of lower interest income as cash investments declined from last year's balances.

      The pre tax loss in 1998 was $388,098 compared to pretax income of $347,795 in 1997. The net loss in 1998 was $244,098 or $.04 per share compared to net income of $204,195 or $.04 per share in 1997. In 1998 the Company recorded a $144,000 income tax benefit which it expects to utilize in future quarters in 1998.


LIQUIDITY AND CAPITAL RESOURCES

      In 1997, the Company financed much of its activities with the proceeds from the October 1996 IPO, of which $5,005,813 in cash and cash equivalents remained at December 31, 1996. The Company had historically used operating activities, bank borrowings, capital leases and public and private sector financing in connection with the opening of call centers as its primary sources of liquidity. The public and private sector (grants/financings) included low interest rate loans, forgivable loan arrangements and reimbursement for certain expenses and leasehold improvements. In November 1997, the Company's Board of Directors authorized a $2 million revolving line of credit which became effective in January 1998. At March 31, 1998 the Company had outstanding borrowings of $100,000.

      Cash utilized in operating activities was $797,771 in 1998. The net loss accounted for $244,098 of this amount while changes in working capital components was $746,013. This was offset by depreciation, amortization and non cash items of $192,340. Cash utilized in operating activities was $53,949 in 1997. Net income of $204,195 was offset by changes in working capital components of $364,278. This was offset by depreciation, amortization and non cash items of $106,134.

      Cash utilized in investing activities was $121,232 in 1998 of which $65,616 was net amount of purchases of property and equipment. Other increases accounted for $55,616. Cash utilized in investing activities in 1997 was $252,913 and related to the purchase of property and equipment.

      Cash flows from financing activities in 1998 was $180,927. The Company borrowed $100,000 against its new line of credit. Approximately $94,000 of the capital leases related to equipment purchased in 1997 and sold back to a financing company in 1998. No gain or loss was recognized in this transaction. In addition, the Company issued stock from its Employee Stock Purchase Plan for $18,504 and repaid long term debt and capital leases of $31,499. Cash flows utilized from financing activities in 1997 were $11,003 which was the repayment of long term debt and capital leases of $15,598 offset by the issuance of stock in the Employee Stock Purchase Plan of $4,595.

      As a result, the Company had a decrease in cash in 1998 of $659,042 compared to $317,865 in 1997. The Company believes that funds available at March 31, 1998 together with funds which should be generated from future operations, equipment and financing leases and revolving line of credit arrangements will be sufficient to finance its current operations and planned capital expenditures at least for twelve months.


QUARTERLY RESULTS

      The telemarketing industry tends to be slower in the first and third quarters of the year because client marketing and customer service programs are typically slower in the post-holiday and summer months. The Company has experienced and expects to continue to experience quarterly variations in revenue and operating income principally as a result of the timing of clients' telemarketing campaigns, the commencement of new contracts, changes in the Company's revenue mix, start-up of new call center and the additional selling, general and administrative expensed to acquire and support such new business.


OUTLOOK

      Certain of the statements in this section are "forward-looking statements" within the meaning of the federal securities laws. The following forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements.

      Management believes that businesses will continue to increase outsourcing the telemarketing component of their business, which should result in increases in the Company's calling revenue in 1998. However, it should be noted that the Company experienced a weakening in demand for its services in the third and fourth quarter of 1997 and as a result of attrition, experienced a decline in the telephone sales representatives' work force. This decline continued through January and February, 1998 and began to reverse in March, 1998. Demand for the Company's services seems strong in the second quarter. In order to meet this increased demand, the Company opened two new outbound call centers (one in March and April 1998) and to endeavor to maintain annual revenue in the range of $40,000 to $50,000 per telemarketing seat. The Company will continue to invest in technology to serve its clients' needs and to be a standard setter in providing exceptional service. In 1998, the Company expects to spend approximately $1,300,000 on capital expenditures to achieve these goals.

While the Company anticipates this increase in demand for its services to continue in 1998, there is no assurance that the Company will be able to hire sufficient personnel to meet client demands. There is no assurance that the Company's marketing efforts will generate sufficient new business to fully utilize the additional call center capacity to be created in 1998 or that businesses will continue to outsource their telemarketing needs.

      Management expects that its major clients in the telecommunications industry, will continue to account for a significant portion of the Company's revenues in 1998. There is no assurance that these customers will in fact generate sufficient new business to meet expectations or to fully utilize the additional call center capacity being created in 1998.


YEAR 2000

      The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company has assessed this risk with respect to its financial and operational systems and has determined that most systems are Year 2000 compliant. The Company is reviewing its systems as it relates to interfacing with clients and vendors, but does not anticipate any material costs associated with systems conversions due to Year 2000 issues.


INFLATION

      Inflation has not had a material impact on operating results and the Company does not expect it to have a significant impact in the future. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

PART II  OTHER INFORMATION
Item 4   Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders.


Item 6   Exhibits and Reports on Form 8-K

         (a)   Exhibits

               10.38. $2 million revolving line of credit loan between National City Bank and ACI Telecentrics, Incorporated.

               27.      Financial Data Schedule



SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ACI TELECENTRICS, INCORPORATED
                                           Registrant


Dated May 8, 1998                   By:    /S/STEVEN A. KAHN
                                           ---------------------------------
                                           Steven A. Kahn
                                           Vice President and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)


Dated May 8, 1998                   By:    /S/RICK N. DIAMOND
                                           ---------------------------------
                                           Rick N. Diamond
                                           Chief Executive Officer and
                                            Director