Form 10QSB
period 1998-06-30
ACI TELECENTRICS INC
filed 1998-08-07
CIK 1020998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-QSB

(Mark One)

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

___   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OR THE EXCHANGE ACT

                        For the transition period from to

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

         3100 WEST LAKE STREET, SUITE 300, MINNEAPOLIS, MINNESOTA, 55416
               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (612) 928-4700



      Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

      The Company had 5,731,471 shares of common stock, no par value per share, outstanding as of July 31, 1998.

      Transitional Small Business Disclosure Format (Check One): YES [ ] NO [X]

                         ACI TELECENTRICS, INCORPORATED
                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                                                         PAGE #
                                                                         ------
PART I          FINANCIAL INFORMATION


Item 1          Consolidated Financial Statements (unaudited)
                   Statements of Operations                                3
                   Balance Sheets                                          4
                   Statements of Cash Flows                                5
                   Notes to Financial Statements                           6

Item 2          Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           8


PART II         OTHER INFORMATION

Item 4          Submission of Matters to a Vote of Security Holders        12

Item 6          Exhibits and Reports on Form 8-K                           12


Signature Page                                                             13

PART 1  FINANCIAL INFORMATION
ITEM 1  FINANCIAL STATEMENTS


                  ACI TELECENTRICS, INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Three Months Ended               Six Months Ended
                                                  June 30,                       June 30,
                                        ---------------------------     ---------------------------
                                            1998            1997            1998            1997
                                        -----------     -----------     -----------     -----------
TELEMARKETING REVENUES                  $ 4,329,991     $ 4,079,976     $ 7,858,902     $ 7,252,667

COST OF SERVICES                          2,492,710       2,091,611       4,493,433       3,642,914

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                 2,330,344       1,534,586       4,252,498       2,870,009
                                        -----------     -----------     -----------     -----------


OPERATING (LOSS) INCOME                    (493,063)        453,779        (887,029)        739,744

OTHER INCOME (EXPENSE)
     Interest income                          9,148          51,829          23,731         111,130
     Interest expense                       (17,494)         (3,151)        (26,014)         (7,506)
     Other, net                              10,328          14,746          10,133          21,630
                                        -----------     -----------     -----------     -----------
     Total other income (expense)             1,982          63,424           7,850         125,254
                                        -----------     -----------     -----------     -----------

(LOSS) INCOME BEFORE TAXES                 (491,081)        517,203        (879,179)        864,998

INCOME TAX (BENEFIT) EXPENSE               (191,000)        185,100        (335,000)        328,700
                                        -----------     -----------     -----------     -----------

NET (LOSS) INCOME                       $  (300,081)    $   332,103     $  (544,179)    $   536,298
                                        ===========     ===========     ===========     ===========

Basic and diluted net (loss) income
     per share                          $      (.05)    $       .06     $      (.09)    $       .09
                                        ===========     ===========     ===========     ===========


Basic shares used in computing net
     (loss) income per share              5,714,800       5,706,500       5,714,800       5,706,500
                                        ===========     ===========     ===========     ===========

Diluted shares used in computing net
     (loss) income per share              5,714,800       5,773,800       5,714,800       5,775,200
                                        ===========     ===========     ===========     ===========

                        See notes to financial statements

                  ACI TELECENTRICS, INCORPORATED AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                       (Unaudited)
                                                         June 30,      December 31,
                                                           1998           1997
                                                       -----------     -----------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                         $   434,360     $   659,042
     Restricted investment                                 377,601         493,345
     Trade receivables, less allowance for
        doubtful accounts of $182,000 and $195,000,
        respectively                                     2,715,936       2,369,323
     Income tax receivable                                 558,081         586,498
     Other current assets                                  159,314          89,152
                                                       -----------     -----------
              Total Current Assets                       4,245,292       4,197,360

PROPERTY AND EQUIPMENT, NET                              3,245,221       3,243,205

OTHER ASSETS:
     Goodwill, less accumulated amortization of
        $64,000 and $29,000, respectively                  981,867       1,016,726
     Other assets                                           97,469          38,993
                                                       -----------     -----------
                                                       $ 8,569,849     $ 8,496,284
                                                       ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Revolving line of credit                          $   350,000     $      --
     Trade accounts payable                                733,662         811,568
     Accrued expenses                                      651,016         764,463
     Current portion of long-term debt and
        capital lease obligations                          291,187         138,481
                                                       -----------     -----------
              Total current liabilities                  2,025,865       1,714,512

LONG TERM LIABILITIES:
     Long-term debt and capital lease obligations,
        less current portion                               331,195          64,650
     Deferred capital lease liabilities                    243,902         214,600
     Deferred income taxes                                  65,324          73,210
                                                       -----------     -----------
              Total long-term liabilities                  640,421         352,460

SHAREHOLDERS' EQUITY:
     Common stock, no par value                          6,611,276       6,592,846
     Accumulated deficit                                  (707,713)       (163,534)
                                                       -----------     -----------
              Total shareholders' equity                 5,903,563       6,429,312
                                                       -----------     -----------
                                                       $ 8,569,849     $ 8,496,284
                                                       ===========     ===========

                        See notes to financial statements

                  ACI TELECENTRICS, INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Six Months Ended June 30,
                                                                        1998             1997
                                                                     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                    $  (544,179)    $   536,298
Adjustments to reconcile net (loss) earnings to cash
        provided by operating activities:
     Depreciation and amortization                                       455,279         236,945
     Amortization of deferred capital leases                             (40,700)        (25,700)
     Deferred income taxes                                                (7,886)         16,878
Changes in operating assets and liabilities:
        Trade receivables                                               (346,613)       (434,041)
        Other current assets                                             (22,278)         76,379
        Accounts payable and accrued expenses                             16,591         133,600
        Income Taxes                                                      28,417        (131,278)
                                                                     -----------     -----------
              Net cash provided by (used in) operating activities       (461,369)        409,081
                                                                     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                 (257,605)       (469,775)
     Decrease (increase) in other assets                                  (6,360)             39
     Decrease in restricted investments                                  115,744            --
                                                                     -----------     -----------
              Net cash used in investing activities                     (148,221)       (469,736)
                                                                     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on revolving line of credit                              350,000            --
     Net proceeds from issuance of common stock                           18,430           4,595
     Proceeds from sale and leaseback of equipment                        93,922            --
     Repayments of long term debt and capital leases                     (77,444)        (26,426)
                                                                     -----------     -----------
              Net cash provided by (used in) financing activities        384,908         (21,831)
                                                                     -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (224,682)        (82,486)
CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                                           659,042       5,005,813
                                                                     -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $   434,360     $ 4,923,327
                                                                     ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND
   NON CASH TRANSACTIONS:
     Equipment acquired through capital leases                       $   372,773            --
     Deferred grant                                                  $   100,000            --
     Cash paid for interest                                          $    26,014     $     7,506


                        See notes to financial statements

                  ACI TELECENTRICS, INCORPORATED AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


1. The balance sheet of ACI Telecentrics, Incorporated and subsidiary (the "Company") as of June 30, 1998 and the related statements of operations and cash flows for the three and six month periods ended June 30, 1998 and 1997, have been prepared by the Company without being audited. In the opinion of management, these statements reflect all adjustments consisting of all normal recurring entries necessary to present fairly the financial position of the Company as of June 30, 1998 and the results of operations and cash flows for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Form 10-KSB. The results of operations for interim periods are not necessarily indicative of results which will be realized for the full fiscal year.

2. Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Earnings per share amounts for the three and six month periods ended June 30, 1997, have been restated to conform with the requirements of SFAS 128, but there were no changes in previously reported amounts.

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

4. In May 1998 the Company closed its inbound call center operations in Lombard, IL. As a result, the Company has exited the inbound call center business. The net losses and closure costs of this call center, on an after tax basis, accounted for $142,000 ($.02 per share) and $221,000 ($.04 per share) of the 1998 losses for the three and six month period, respectively.

5. On August 1, 1997 the Company acquired all of the outstanding common stock of EBCC. The acquisition was accounted for using the purchase method of accounting. The purchase price consists of (i) $1,250,000 cash paid at closing; and (ii) four quarterly payments (each an "Earn-Out Payment," cumulatively the "Total Earn-Out Payment"). The amount of the Total Earn-Out Payment will depend on the amount of revenues generated by certain EBCC clients and prospective clients during the period from January 1, 1998 through December 31, 1998 (the "Earn-Out Revenues"). Based on revenues generated from January 1, 1998 through June 30, 1998 no quarterly payment were due EBCC. The excess of Purchase Price over Net Assets Acquired is being amortized over 15 years using the straightline method as of June 30, 1998. The Company has provided the seller with a $375,000 security interest in an investment account owned by the Company as a guaranty of payment of the remaining installments of purchase price, if any. As of June 30, 1998 the Company does not expect to make any payments to EBCC related to the earn out revenues under this agreement.

The following unaudited pro forma financial information for the Company gives effect to the EBCC acquisition as if it had occurred at the beginning of periods reported.

                                                Three Months Ended   Six Months Ended
                                                  June 30, 1997       June 30, 1997
                                                  -------------       -------------
Net Revenues                                       $ 5,460,610         $10,072,697

Net Income                                         $   126,413         $   273,672

Basic and diluted net income per share             $       .02         $       .05

Basic shares used in computing pro forma
    net income per share                             5,706,500           5,706,500

Diluted shares used in computing pro forma
    net income per share                             5,773,800           5,775,200


6. At June 30, 1998 the Company had outstanding borrowings of $350,000 under its $2 million revolving line of credit. The revolving line of credit is subject to certain financial covenants. At June 30, 1998 the Company was in violation of two of the financial covenants and has obtained a waiver from the lender.

PART 1   FINANCIAL INFORMATION
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         ACI provides telephone-based sales and marketing services primarily to the telecommunications, insurance, publishing and financial services industries. The Company operates nine outbound call centers in five Midwest states, which, as of June 30, 1998 had 454 calling stations. During 1998 the Company opened two new call centers-Valentine, Nebraska (March) and Ogallala, Nebraska (May), and closed its inbound call center in Lombard, IL during May 1998. The Company had 806 full and part-time employees as of June 30, 1998.

         On August 1, 1997 the Company acquired all of the outstanding common stock of Encyclopaedia Britannica Communications Corporation (EBCC), which had call centers in Lombard, Ill. and Merrillville, Ind. Operations of EBCC are included from August 1, 1997 and therefore not included in any reported amounts for the second quarter and six month period ended June 30, 1997.

         Revenue from telemarketing services is recognized as these services are performed and is generally based on an hourly rate. Certain telemarketing service revenues are performance-based. Cost of services includes compensation and commissions for telephone sales representatives, payroll taxes and other benefits associated with such personnel, telephone expenses and other direct costs associated with providing services to customers. Selling, general and administrative expenses include administrative, sales, marketing, occupancy, depreciation and other indirect costs.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998, COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         Revenues for the three months ended June 30, 1998 were $4,329,991 a 6.1% increase over 1997 second quarter revenues of $4,079,976. Billable hours increased by 10.6% when compared to the prior year period, however, revenue per billable hour decreased by approximately 4% when compared to the second quarter of 1997. The Company derived 13% of its second quarter revenues from outsourcing compared to 9% during the same period in 1997. Revenues during the second quarter 1998 were adversely affected by two of the Company's major customers delaying planned telemarketing initiatives due to pending regulatory reviews that are not directly related to the Company's performance in any way. During the second quarter the Company operated an average of 450 call stations compared to an average of 289 during the 1997 period.

Telecommunications clients provided approximately 38% of second quarter 1998 revenues compared to approximately 73% of revenues during the second quarter 1997. During the 1998 period the Company's largest client represented approximately 19% of total revenue, primarily the result of the Company's effort to diversify its customer base so that no one client represents more than 20% of volume. Other industry segments in 1998 included publishing (23%), insurance (8%) and financial services (28%).

         Cost of Services in the second quarter of 1998 was $2,492,710 or 57.6% of revenues compared to $2,091,611 or 51.3% of revenues in the second quarter of 1997. The 6.3% increase in cost of services as a percentage of 1998 revenue when compared to the percentage of 1997 revenue was primarily the result of a 11.3% increase in labor and benefit costs which increased cost of services by 3.6%. The cost of services as a percentage of revenue was also negatively impacted by a 4.0% decrease in the average hourly billing rate from 1997 to 1998. The Company also utilized other telemarketing companies to perform some of its services. These outsourced calls had a cost of services of approximately 85% compared to a cost of services of 53% for internally generated telemarketing.

         Selling, general and administrative expenses were $2,330,344 in 1998 compared to $1,534,586 in 1997, a 52% increase. As a percentage of revenue, selling general and administrative expenses increased to 54% in 1998 compared to 38% in 1997. Approximately $423,000 of the $796,000 increase related to call center expenses, the majority of which was related to call centers opened or acquired since the second quarter 1997. The balance relates primarily to the effect of personnel costs added to the client services, operations, information services and sales departments during the third and fourth quarters of 1997 which have a full quarter effect in 1998.

         As a result, the operating loss for the second quarter 1998 was $493,063 compared to an operating profit of $453,779 in 1997. The Company's closed inbound call center in Lombard, IL accounted for approximately $230,000 ($142,000 on an after tax basis) of the second quarter 1998 operating loss.

         Other income was a net of $1,982 in 1998 compared to $63,424 in 1997. The decrease was the direct result of lower interest income as cash investments declined from last year's balances.

         The pretax loss in 1998 was $491,081 compared to pretax income of $517,203 in 1997. The net loss in 1998 was $300,081 or $.05 per share compared to net income of $332,103 or $.06 per share in 1997. In 1998 the Company recorded a $191,000 income tax benefit for which it expects to utilize in future periods.

SIX MONTHS ENDED JUNE 30, 1998, COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         Revenues for the six months ended June 30, 1998 were $7,858,902 an 8.4% increase over the six months ended June 30, 1997 of $7,252,667. Billable telemarketing service representative hours increased by 9.3% when compared to the 1997 period while revenue per billable telemarketing service representative hour decreased by 0.9% during the same period. The Company derived 12% of its 1998 revenues from outsourcing compared to 7% in 1997. The Company operated an average of 419 call stations during the six months ending June 30, 1998 compared to an average of 289 during the 1997 period.

Telecommunications clients provided approximately 44% of the 1998 six month revenues compared to approximately 72.5% of the 1997 six month revenues as a result of the Company diversifying its client base. During 1997 the Company's largest client represented 68% of the six month revenues. During the 1998 period the Company's largest client represented only 23% of total revenue, primarily the result of the Company's effort to diversify its customer base so that no one client represents more than 20% of volume. Other industry segments in 1998 included publishing (23%), insurance (10%) and financial services (20%).

         Cost of services for the six months ended June 30, 1998 were $4,493,433 or 57.2% of revenues compared to $3,642,914 or 50.2% of revenues for the six months ended June 30, 1997. The 7% increase in cost of services as a percentage of 1998 revenue when compared to the percentage of 1997 revenue was primarily the result of a 13.2% increase in labor and benefit costs which increased cost of services by 3.9%. The Company also utilized other telemarketing companies during the period to perform some of its services. These outsourced calls had a cost of services of approximately 83% compared to a cost of services of 53% for internally generated telemarketing.

         Selling, general and administrative expenses were $4,252,498 for the six months ending June 30, 1998 compared to $2,870,009 in 1997, a 48% increase. As a percentage of revenue, selling general and administrative expenses increased to 54% in 1998 compared to 40% in 1997. Approximately $795,000 of the $1,382,000 increase related to call center expenses, the majority of which was related to call centers opened or acquired since the first six months of 1997. The balance relates primarily to the effect of personnel costs added to the client services, operations, information services and sales departments during the third and fourth quarters of 1997 which have a full six month effect in 1998.

         As a result, the operating loss for the six months ending June 30, 1998 was $887,029 compared to an operating profit of $739,744 in 1997. The Company's closed inbound call center in Lombard, IL accounted for approximately $356,000 ($221,000 on an after tax basis) of the six month 1998 operating loss.

         Other income was a net of $7,850 in 1998 compared to $125,254 in 1997. The decrease was the direct result of lower interest income as cash investments declined from last year's balances.

         The pretax loss for the six months ending June 30, 1998 was $879,179 compared to pretax income of $864,998 in 1997. The net loss in 1998 was $544,179 or $.09 per share compared to net income of $536,298 or $.09 per share in 1997. In 1998 the Company recorded a $335,000 income tax benefit for which it expects to utilize in future periods.

LIQUIDITY AND CAPITAL RESOURCES

         In 1997, the Company financed much of its activities with the proceeds from the October 1996 IPO, of which $5,005,813 in cash and cash equivalents remained at December 31, 1996. The Company has historically used operating activities, bank borrowings, capital leases and public and private sector financing in connection with the opening of call centers as its primary sources of liquidity. The public and private sector (grants/financings) included low interest rate loans, forgivable loan arrangements and reimbursement for certain expenses and leasehold improvements. In November 1997, the Company's Board of Directors authorized a $2 million revolving line of credit which became effective in January 1998. At June 30, 1998 the Company had outstanding borrowings of $350,000 under the line of credit.

         At June 30, 1998, the Company had cash and cash equivalents of $811,961 compared to $1,152,387 at December 31, 1997. For the six month period ending June 30, 1998 cash used in operating activities was $461,369 compared to cash of $409,081 being provided by operations in the 1997 period. The net loss accounted for $544,179 of this amount while changes in working capital components was $323,883. This was offset by depreciation, amortization and non cash items of $406,693.

         In the six months ended June 30, 1998, cash used in investing activities, which are primarily expenditures for property and equipment, was $148,221 compared to $469,736 in the 1997 period. Net purchases of property and equipment was $257,605. The release of restricted investments in the amount of $125,000 partially offset property and equipment purchases.

         Cash flows from financing activities in the six months ended June 30, 1998 was $384,908 compared to cash used in financing activities of $21,831 in the prior year period. Cash provided by financing activities was primarily the result of the Company borrowing $350,000 against its line of credit. Approximately $94,000 was provided by proceeds of a capital lease for equipment the Company purchased in 1997 and sold back to a financing company in 1998. No gain or loss was recognized in this transaction. In addition, the Company issued stock from its Employee Stock Purchase Plan for $18,430 and repaid long term debt and capital leases of $77,444. In the 1997 period the Company received $4,595 from the issuance of stock in the Employee Stock Purchase Plan and repaid long term debt and capital leases of $26,426.

         During the six month period ending June 30, 1998 the Company also financed $372,773 of asset purchases through capital leases. During the comparable 1997 period the Company did not acquire any assets through capital lease transactions.

         As a result, the Company had a decrease in cash during the six month period in 1998 of $224,682 compared to a decrease of $82,486 during the prior year period. The Company believes that funds available at June 30, 1998 together with funds which should be generated from future operations, equipment and financing leases and revolving line of credit arrangements will be sufficient to finance its current operations and planned capital expenditures at least for twelve months.

In January 1998 the Company received $150,000 of a $300,000 grant related to the opening of a call center in Chadron, Nebraska. The remaining $150,000 was paid in the following manner; during the second quarter of 1998 the Company received a 8 1/2%, two year $100,000, note receivable requiring monthly payments from the City of Chadron and during July 1998 the Company received the remaining $50,000.

The Company also has due $200,000 each in grants from the cities of Valentine and Ogallala Nebraska related to the opening of call centers. This $400,000 is not reflected as a receivable on the June 30, 1998 balance sheet.

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

PART II  OTHER INFORMATION
ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders held May 12, 1998, in addition to the election of the directors, the stockholders voted upon the board proposal contained in the Registrant's Proxy Statement dated April 6, 1998.

         The board nominees were elected as directors with the following vote:

                                                    Shares Voted
                                                    ------------
                                                For            Withheld
                                                ---            --------

            Rick N. Diamond                  5,600,607          10,436
            Gary B. Cohen                    5,600,607          10,436
            Seymour Levy                     5,600,607          10,436
            Douglas W. Franchot              5,600,607          10,436
            Phillip T. Levin                 5,600,478          10,565
            James W. Lupient                 5,600,307          10,736
            Thomas F. Madison                5,600,607          10,436

         The board proposal was approved with the following vote:

                                                For       Against      Abstain
                                                ---       -------      -------
            Setting the corporate number
            of directorships at seven        5,610,414      129          500

         No other matters were submitted to a vote of the security holders.


PART II   OTHER INFORMATION
ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  27. Financial Data Schedule

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ACI TELECENTRICS, INCORPORATED
                                           Registrant


Dated August 7, 1998                  By:  /S/STEVEN A. KAHN
                                           ------------------------------
                                           Steven A. Kahn
                                           Vice President and
                                           Chief Financial Officer
                                           (Principal Accounting Officer)


Dated August 7, 1998                  By:  /S/RICK N. DIAMOND
                                           ------------------------------
                                           Rick N. Diamond
                                           Chief Executive Officer and
                                            Director