Form 10QSB
period 1998-09-30
ACI TELECENTRICS INC
filed 1998-11-16
CIK 1020998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-QSB

(Mark One)

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

      The Company had 5,731,471 shares of common stock, no par value per share, outstanding as of November 6, 1998.

      Transitional Small Business Disclosure Format (Check One): YES [ ]  NO [X]

                         ACI TELECENTRICS, INCORPORATED
                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                                                         PAGE #
                                                                         ------

PART I    FINANCIAL INFORMATION


Item 1    Consolidated Financial Statements (unaudited)
                Statements of Operations                                   3
                Balance Sheets                                             4
                Statements of Cash Flows                                   5
                Notes to Financial Statements                              6

Item 2    Management's Discussion and Analysis of
                Financial Condition and Results of Operations              8



PART II   OTHER INFORMATION

Item 4    Submission of Matters to a Vote of Security Holders             13

Item 6    Exhibits and Reports on Form 8-K                                13


Signature Page                                                            14

PART 1   FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS


                  ACI TELECENTRICS, INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months Ended                     Nine Months Ended
                                                   September 30,                         September 30,
                                          -------------------------------       -------------------------------
                                              1998               1997               1998               1997
                                          ------------       ------------       ------------       ------------
TELEMARKETING REVENUES                    $  3,574,772       $  3,427,756       $ 11,433,674       $ 10,680,423

COST OF SERVICES                             1,920,769          1,986,911          6,414,202          5,629,825

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                    1,919,342          1,853,454          6,171,840          4,723,463
                                          ------------       ------------       ------------       ------------


OPERATING (LOSS) INCOME                       (265,339)          (412,609)        (1,152,368)           327,135

OTHER INCOME (EXPENSE)
      Interest income                            7,514             48,657             31,245            159,787
      Interest expense                         (17,048)            (2,996)           (43,062)           (10,502)
      Other, net                                    --                988             10,133             22,618
                                          ------------       ------------       ------------       ------------
      Total other income (expense)              (9,534)            46,649             (1,684)           171,903
                                          ------------       ------------       ------------       ------------

(LOSS) INCOME BEFORE TAXES                    (274,873)          (365,960)        (1,154,052)           499,038

INCOME TAX (BENEFIT) EXPENSE                  (103,200)          (139,100)          (438,200)           189,600
                                          ------------       ------------       ------------       ------------

NET (LOSS) INCOME                         $   (171,673)      $   (226,860)      $   (715,852)      $    309,438
                                          ============       ============       ============       ============

Basic and diluted net (loss) income
      per share                           $       (.03)      $       (.04)      $       (.12)      $        .05
                                          ============       ============       ============       ============

Basic shares used in computing net
      (loss) income per share                5,720,404          5,709,000          5,718,843          5,709,000
                                          ============       ============       ============       ============

Diluted shares used in computing net
      (loss) income per share                5,720,404          5,709,000          5,718,843          5,716,000
                                          ============       ============       ============       ============


                        See notes to financial statements

                  ACI TELECENTRICS, INCORPORATED AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                            September 30,     December 31,
                                                                1998              1997
                                                            ------------      -----------
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                             $   687,967       $   659,042
      Restricted investment                                          --           493,345
      Trade receivables, less allowance for
           doubtful accounts of $157,000 and $195,000,
           respectively                                       2,526,767         2,369,323
      Income tax receivable                                     143,991           586,498
      Other current assets                                      150,284            89,152
                                                            -----------       -----------
                  Total Current Assets                        3,509,009         4,197,360

PROPERTY AND EQUIPMENT, NET                                   2,917,747         3,243,205

OTHER ASSETS:
      Goodwill, less accumulated amortization of
           $81,000 and $29,000, respectively                    969,407         1,016,726
      Deferred income taxes                                     340,402                --
      Other assets                                               74,189            38,993
                                                            -----------       -----------
                                                            $ 7,810,754       $ 8,496,284
                                                            ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Trade accounts payable                                    721,839           811,568
      Accrued expenses                                          337,715           764,463
      Current portion of long-term debt and
           capital lease obligations                            304,227           138,481
                                                            -----------       -----------
                  Total current liabilities                   1,363,781         1,714,512

LONG TERM LIABILITIES:
      Long-term debt and capital lease obligations,
           less current portion                                 295,163            64,650
      Deferred capital lease liabilities                        411,051           214,600
      Deferred income taxes                                          --            73,210
                                                            -----------       -----------
                  Total long-term liabilities                   706,214           352,460

SHAREHOLDERS' EQUITY:
      Common stock, no par value                              6,620,145         6,592,846
      Accumulated deficit                                      (879,386)         (163,534)
                                                            -----------       -----------
                  Total shareholders' equity                  5,740,759         6,429,312
                                                            -----------       -----------
                                                            $ 7,810,754       $ 8,496,284
                                                            ===========       ===========


                        See notes to financial statements

                  ACI TELECENTRICS, INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Nine Months Ended September 30,
                                                                          -------------------------------
                                                                               1998              1997
                                                                           -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                          $  (715,852)      $   309,438
Adjustments to reconcile net (loss) earnings to cash
           provided by operating activities:
      Depreciation and amortization                                            691,992           436,921
      Amortization of deferred capital leases                                 (103,550)          (38,549)
      Deferred income taxes                                                   (413,612)           16,878
Changes in operating assets and liabilities:
           Trade receivables                                                  (157,444)         (677,291)
           Other current assets                                                (13,248)          (53,662)
           Accounts payable and accrued expenses                              (198,068)          249,124
           Income Taxes                                                        442,507          (300,378)
                                                                           -----------       -----------
                  Net cash (used in) operating activities                     (467,275)          (57,519)
                                                                           -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                      (259,849)       (1,109,189)
      Payments for business acquired                                                --        (1,417,780)
      Decrease (increase) in other assets                                       11,920           (40,134)
      Decrease (increase) in restricted investments                            493,345          (486,990)
                                                                           -----------       -----------
                  Net cash provided by (used in) investing activities          245,416        (3,054,093)
                                                                           -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of common stock                                27,299            15,283
      Proceeds from sale and leaseback of equipment                             93,922                --
      Proceeds from deferred grants                                            250,000                --
      Repayments of long term debt and capital leases                         (120,437)          (39,718)
                                                                           -----------       -----------
                  Net cash provided by (used in) financing activities          250,784           (24,435)
                                                                           -----------       -----------

NET INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS                                                         28,925        (3,136,047)
CASH AND CASH EQUIVALENTS AT BEGINNING
      OF PERIOD                                                                659,042         5,005,813
                                                                           -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $   687,967       $ 1,869,766
                                                                           ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND
   NON CASH TRANSACTIONS:
      Equipment acquired through capital leases                            $   372,773                --
      Deferred grant                                                       $    76,565                --
      Cash paid for interest                                               $    43,062       $    10,502



                        See notes to financial statements

                  ACI TELECENTRICS, INCORPORATED AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


1. The balance sheet of ACI Telecentrics, Incorporated and subsidiary (the "Company") as of September 30, 1998 and the related statements of operations and cash flows for the three and nine month periods ended September 30, 1998 and 1997, have been prepared by the Company without being audited. In the opinion of management, these statements reflect all adjustments consisting of all normal recurring entries necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of operations and cash flows for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Form 10-KSB. The results of operations for interim periods are not necessarily indicative of results which will be realized for the full fiscal year.

2. Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Basic earnings per share are computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options. Earnings per share amounts for the nine month period ended September 30, 1997, have been restated to conform with the requirements of SFAS 128. The following table reconciles the denominators used in computing basic and diluted earnings per share:

                                                            Three Months Ended              Nine Months Ended
                                                               September 30                    September 30
                                                           1998            1997            1998            1997
           Weighted average common shares
                  outstanding                           5,720,404       5,709,000       5,718,843       5,709,000
           Effect of Dilutive stock options                    --              --              --           7,000
                                                      --------------- --------------- --------------- ---------------
                                                        5,720,404       5,709,000       5,718,843       5,716,000
                                                      =============== =============== =============== ===============

         The Company reported a net loss for the three month periods ending September 30, 1998 and 1997 and for the nine month period ending September 30, 1998. No adjustment was made for the effect of stock options as the effect is anti-dilutive.

3. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS
         130), which establishes standards for the reporting of comprehensive income and its components. Comprehensive income is defined as the change in equity during the period from transactions and other events and circumstances from non-owner sources. Implementation of SFAS 130 did not have an effect on the Company's financial statements because comprehensive income (loss) is the same as the Company's net income
         (loss).

4. In May 1998 the Company closed its inbound call center operations in Lombard, IL. As a result, the Company has exited the inbound call center business. The net losses and closure costs of this call center, on an after tax basis, accounted for $221,000 ($.04 per share) of the 1998 losses for the nine month period.

5. On August 1, 1997 the Company acquired all of the outstanding common stock of EBCC. The acquisition was accounted for using the purchase method of accounting. The purchase price consists of (i) $1,250,000 cash paid at closing; and (ii) four quarterly payments (each an "Earn-Out Payment," cumulatively the "Total Earn-Out Payment"). The amount of the Total Earn-Out Payment depended on the amount of revenues generated by certain EBCC clients and prospective clients during the period from January 1, 1998 through December 31, 1998 (the "Earn-Out Revenues"). Based on revenues generated from January 1, 1998 through September 30, 1998 no quarterly payment were due EBCC. The excess of Purchase Price over Net Assets Acquired is being amortized over 15 years using the straightline method as of September 30, 1998.

         The Company provided the seller with a $375,000 security interest in an investment account owned by the Company as a guaranty of payment of the remaining installments of purchase price, if any. During the month of August 1998 the Company paid EBCC $5,000 as consideration for EBCC's early release of its security interest in the Company owned investment account.

The following unaudited pro forma financial information for the Company gives effect to the EBCC acquisition as if it had occurred at the beginning of periods reported.

                                                   Three Months Ended        Nine Months Ended
                                                   September 30, 1997       September 30, 1997
                                                   ------------------       ------------------
Net Revenues                                          $  3,993,105             $ 14,065,802

Net (Loss)                                            $   (385,174)            $   (111,502)

Basic and diluted net (loss)                          $       (.07)            $       (.02)

Basic shares used in computing pro forma
    net (loss) per share                                 5,709,000                5,709,000

Diluted shares used in computing pro forma
    net (loss) per share                                 5,709,000                5,716,000


PART 1   FINANCIAL INFORMATION
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         ACI provides telephone-based sales and marketing services primarily to the telecommunications, insurance, publishing and financial services industries. The Company operates nine outbound call centers in five Midwest states, which, as of September 30, 1998 had 454 calling stations. During 1998 the Company opened two new call centers-Valentine, Nebraska (March) and Ogallala, Nebraska
(May), and closed its inbound call center in Lombard, IL during May 1998. The Company had 874 full and part-time employees as of September 30, 1998.

         On August 1, 1997 the Company acquired all of the outstanding common stock of Encyclopaedia Britannica Communications Corporation (EBCC), which had call centers in Lombard, Ill. and Merrillville, Ind. Operations of EBCC are included from August 1, 1997.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         Revenues for the three months ended September 30, 1998 were $3,574,772 a 4.3% increase over 1997 third quarter revenues of $3,427,756. Billable hours increased by 12.7% when compared to the prior year period, however, revenue per billable hour decreased by approximately 7.5% when compared to the third quarter of 1997. The Company derived 1.4% of its third quarter 1998 revenues from outsourcing compared to 2% during the same period in 1997. Revenues during the third quarter 1998 were adversely affected by two of the Company's major customers canceling programs near the end of the second quarter due to regulatory changes. During the third quarter the Company operated an average of 454 call stations compared to an average of 435 during the 1997 period.

         Telecommunications clients provided approximately 59% of third quarter 1998 revenues compared to approximately 56% of revenues during the third quarter 1997. During the 1998 period the Company's largest client represented approximately 36% of total revenue. During the prior year period the Company's largest client represented approximately 56% of total revenue. This decrease in reliance on any one client is primarily the result of the Company's effort to diversify its customer base so that no one client represents more than 20% of volume. Other industry segments in 1998 included publishing (15%), insurance (9%) and financial services (12%).

         Cost of Services in the third quarter of 1998 was $1,920,769 or 53.7% of revenues compared to $1,986,911 or 58% of revenues in the third quarter of 1997. The 4.3% decrease in cost of services as a percentage of 1998 revenue when compared to the percentage of 1997 revenue was primarily the result of a 4% decrease in labor and benefit costs which decreased cost of services by 1.7%. The decrease in labor and benefit cost was partially offset by the 7.5% decrease in the average hourly billing rate from 1997 to 1998. The Company also utilized other telemarketing companies to perform some of its services, although to a lesser extent than during the same period in 1997. These outsourced calls had a cost of services of approximately 73% compared to a cost of services of approximately 53% for internally generated telemarketing. During the third quarter of 1997 the cost of oursourced services was approximately 82%. The decrease in cost of outsourced revenue from 1997 to 1998 helped decrease the overall cost of services during the third quarter of 1998 when compared to 1997.

         Selling, general and administrative expenses were $1,919,342 in 1998 compared to $1,853,454 in 1997, a 3.6% increase. As a percentage of revenue, selling general and administrative expenses were approximately 54% in both the 1998 and 1997 periods. Call center expenses decreased approximately $118,000 during the third quarter of 1998 when compared to the same period in 1997. Corporate selling, general and administrative expenses increased approximately $183,000 during the same period related primarily to the effect of personnel costs added to the client services, operations, information services and sales departments during the third and fourth quarters of 1997 which have a full quarter effect in 1998.

         As a result, the operating loss for the third quarter 1998 was $265,339 compared to an operating loss of $412,609 in 1997, an improvement of $147,270 or 35.7%.

         Other expense was $9,534 in 1998 compared to income of $46,649 in 1997. The decrease was the direct result of lower interest income as cash investments declined from last year's balances.

         The pretax loss in 1998 was $274,873 compared to pretax loss of $365,960 in 1997, an improvement of $91,087 or 24.9%. The net loss in 1998 was $171,673 or $.03 per share compared to net loss of $226,860 or $.04 per share in 1997. In 1998 the Company recorded a $103,200 income tax benefit compared to an income tax benefit of $139,100 in 1997. The Company expects that it will be able to utilize the tax benefits in future periods.


NINE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         Revenues for the nine months ended September 30, 1998 were $11,433,674 a 7.1% increase over the nine months ended September 30, 1997 of $10,680,423. Billable telemarketing service representative hours increased by 10.4% when compared to the 1997 period while revenue per billable telemarketing service representative hour decreased by 3% during the same period. The Company derived 8.6% of its 1998 revenues from outsourcing compared to 5.2% in 1997. The Company operated an average of 430 call stations during the nine months ending September 30, 1998 compared to an average of 336 during the 1997 period.

         Telecommunications clients provided approximately 49% of the 1998 nine month revenues compared to approximately 67% of the 1997 nine month revenues as a result of the Company diversifying its client base. During 1997 the Company's largest client represented approximately 64% of the nine month revenues. During the 1998 period the Company's largest client represented only 23% of total revenue, primarily the result of the Company's effort to diversify its customer base so that no one client represents more than 20% of volume. Other industry segments in 1998 included publishing (21%), insurance (10%) and financial services (17%).

         Cost of services for the nine months ended September 30, 1998 were $6,414,202 or 56.1% of revenues compared to $5,629,825 or 52.7% of revenues for the nine months ended September 30, 1997. The 3.4% increase in cost of services as a percentage of 1998 revenue when compared to the percentage of 1997 revenue was primarily the result of a 6.7% increase in labor and benefit costs which increased cost of services by 2.3%. The Company also utilized other telemarketing companies during the period to perform some of its services. These outsourced calls had a cost of services of approximately 82% compared to a cost of services of 54% for internally generated telemarketing.

         Selling, general and administrative expenses were $6,171,840 for the nine months ending September 30, 1998 compared to $4,723,463 in 1997, a 30.7% increase. As a percentage of revenue, selling general and administrative expenses increased to 54% in 1998 compared to 44% in 1997. Approximately $779,000 or 53.8% of the $1,448,000 increase related to call center expenses, the majority of which was related to call centers opened or acquired since July 1997. The balance relates primarily to the effect of personnel costs added to the client services, operations, information services and sales departments during the third and fourth quarters of 1997 which have a full nine month effect in 1998.

         As a result, the operating loss for the nine months ending September 30, 1998 was $1,152,368 compared to an operating profit of $327,135 in 1997. The Company's closed inbound call center in Lombard, IL accounted for approximately $356,000 ($221,000 on an after tax basis) of the nine month 1998 operating loss.

         Other expense was $1,684 in 1998 compared to income of $171,903 in 1997. The decrease was the direct result of lower interest income as cash investments declined from last year's balances.

         The pretax loss for the nine months ending September 30, 1998 was $1,154,052 compared to pretax income of $499,038 in 1997. The net loss in 1998 was $715,852 or $.12 per share compared to net income of $309,438 or $.05 per share in 1997. In 1998 the Company recorded a $438,200 income tax benefit for which it expects to utilize in future periods.


LIQUIDITY AND CAPITAL RESOURCES

         In 1997, the Company financed much of its activities with the proceeds from the October 1996 IPO, of which $5,005,813 in cash and cash equivalents remained at December 31, 1996. The Company has historically used operating activities, bank borrowings, capital leases and public and private sector financing in connection with the opening of call centers as its primary sources of liquidity. The public and private sector (grants/financings) included low interest rate loans, forgivable loan arrangements and reimbursement for certain expenses and leasehold improvements. In November 1997, the Company's Board of Directors authorized a $2 million revolving line of credit which became effective in January 1998. At September 30, 1998 the Company had no outstanding borrowings under the line of credit.

         At September 30, 1998, the Company had cash and cash equivalents of $687,967 compared to $1,152,387 at December 31, 1997. For the nine month period ending September 30, 1998 cash used in operating activities was $467,275 compared to cash used in operating activities of $57,519 in the 1997 period. The net loss accounted for $715,852 of operating uses in 1998. This was partially offset by $73,747 of cash provided due to changes in working capital components and by depreciation, amortization and other non cash items of $174,830.

         In the nine months ended September 30, 1998, cash provided by investing activities was $245,416 compared to cash used in investing activities of $3,054,093 in the 1997 period. The release of $493,000 in restricted investments in the 1998 period was partially offset by purchases of property and equipment of $259,849. During the 1997 period the Company had purchases of property and equipment of $1,109,189, payments made for business acquired of $1,417,780 and had to place $486,990 of cash in a restricted investment due to the acquisition of a business (see note 5).

         Cash flows from financing activities in the nine months ended September 30, 1998 was $250,784 compared to cash used in financing activities of $24,435 in the prior year period. Cash provided by financing activities was primarily the result of the Company receiving public sector grants of $250,000. These funds were received from the City of Valentine in the amount of $200,000 and $50,000 from the City of Chadron. Approximately $94,000 was provided by proceeds of a capital lease for equipment the Company purchased in 1997 and sold back to a financing company in 1998. No gain or loss was recognized in this transaction. In addition, the Company issued stock from its Employee Stock Purchase Plan for $27,299 and repaid long term debt and capital leases of $120,437. In the 1997 period the Company received $15,283 from the issuance of stock in the Employee Stock Purchase Plan and repaid long term debt and capital leases of $39,718.

         During the nine month period ending September 30, 1998 the Company also financed $372,773 of asset purchases through capital leases. During the comparable 1997 period the Company did not acquire any assets through capital lease transactions.

         As a result, the Company had an increase in cash during the nine month period in 1998 of $28,925 compared to a decrease of $3,136,047 during the prior year period. The Company believes that funds available at September 30, 1998 together with funds which should be generated from future operations, equipment and financing leases and revolving line of credit arrangements will be sufficient to finance its current operations and planned capital expenditures at least for twelve months.

         In December 1997 the Company received $150,000 of a $300,000 grant related to the opening of a call center in Chadron, Nebraska. The remaining $150,000 was structured in the following manner; during the second quarter of 1998 the Company received a 8 1/2%, two year $100,000, note receivable requiring monthly payments from the City of Chadron and during July 1998 the Company received the remaining $50,000.

         The Company also has due $200,000 in a grant from the city of Ogallala Nebraska related to the opening of the Company's call center. In October 1998 the Company received $100,000 of the $200,000 due. The $200,000 is not reflected as a receivable on the September 30, 1998 balance sheet.

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

YEAR 2000

         Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. When year 2000 begins, these computers may interpret "00" as the year 1900 and could either stop processing date related computations or could process them incorrectly. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates to be year compliant.

         The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company has completed an assessment of its internal information systems and has determined that its financial and operational systems (1) are year 2000 compliant; (2) can be upgraded to be year 2000 compliant without significant cost or effort; or (3) do not pose a significant issue to the Company if left uncorrected. The Company believes that appropriate actions are being taken, and expects to complete its overall Year 2000 conversions prior to any impact on its operations. Total costs to upgrade the Company's internal information systems are not material to the operations of the Company, and are expected to cost approximately $100,000.

         The Year 2000 issue may also affect the systems and applications of the Company's customers and/or suppliers. The Company is reviewing its systems as it relates to interfacing with customers and suppliers to determine if the Company's interface systems may be vulnerable to a third parties failure to correct their own Year 2000 issues. Although the Company does not currently anticipate any material adverse impact or costs associated with client or supplier failure to correct their Year 2000 issues, no assurance can be given that the failure by one or more of its major clients to become Year 2000 compliant will not have a material adverse impact on the Company's operations.


INFLATION

         Inflation has not had a material impact on operating results and the Company does not expect it to have a significant impact in the future. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

PART II  OTHER INFORMATION
ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         No matters were submitted to a vote of the security holders.



PART II  OTHER INFORMATION
ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)   27. Financial Data Schedule

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ACI TELECENTRICS, INCORPORATED
                                                Registrant


Dated: /s/ November 13, 1998               By:  /s/ GARY B. COHEN
       -----------------------                  ------------------------------
                                                Gary B. Cohen
                                                President and Chief
                                                 Financial Officer
                                                (Principal Accounting Officer)


Dated: /s/ November 13, 1998               By:  /s/ RICK N. DIAMOND
       -----------------------                  ------------------------------
                                                Rick N. Diamond
                                                Chief Executive Officer and
                                                  Director