Form 10KSB
period 1998-12-31
ACI TELECENTRICS INC
filed 1999-03-31
CIK 1020998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]   No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year:  $15,035,522.

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of March 9, 1999 was approximately $1,350,000 based upon the average of the closing bid and asked prices of the Registrant's Common Stock on such date.

There were 5,742,812 shares of Common Stock, no par value, outstanding as of March 9, 1999.
                            ------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference pursuant to Rule 12b-23: Portions of the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders are incorporated by reference into Items 9, 10, 11 and 12 of Part III, respectively.

Transitional Small Business Disclosure Format (check one).  Yes [ ]     No [ X ]

                                    I N D E X




Description




PART I
         ITEM 1. DESCRIPTION OF BUSINESS...........................................................................1
         ITEM 2. DESCRIPTION OF PROPERTY...........................................................................3
         ITEM 3. LEGAL PROCEEDINGS.................................................................................3
         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................4


PART II
         ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................................4
         ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............5
         ITEM 7. FINANCIAL STATEMENTS..............................................................................6
         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.............27


PART III
         ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                  THE EXCHANGE ACT................................................................................27
         ITEM 10. EXECUTIVE COMPENSATION..........................................................................27
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT.................................27
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................................27
         ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................................................27


                                     PART I



ITEM 1.           DESCRIPTION OF BUSINESS

GENERAL

         ACI Telecentrics, Inc. (the "Company") was incorporated under the name Automated Communications, Incorporated under Minnesota law on January 13, 1987 and changed its name to ACI Telecentrics, Inc. on July 26, 1996. The Company provides telephone based sales and marketing services, broadly defined as teleservices. As of December 31, 1998, the Company operated 482 outbound workstations in nine call centers located in Minnesota, North Dakota, South Dakota, Nebraska and Indiana.

         Prior to August 1, 1997, the Company had focused primarily on the telecommunications, publishing and financial services industries. On August 1, 1997, the Company acquired all of the outstanding common stock of Encyclopaedia Britannica Communications Corporation ("EBCC"), which operated call centers in Lombard, Illinois and Merrillville, Indiana. With the acquisition of EBCC, the Company began to offer services to the insurance industry. In the telecommunications industry, the Company markets caller ID services to the customers of Regional Bell Operating Companies. In the publishing industry, the Company's telemarketing programs assist newspaper, magazine, and book publishers in acquiring new subscribers, soliciting subscription renewals, and cross-selling products. In the financial services industry, the Company conducts telemarketing projects for banks and financial services companies in the areas of insurance; credit card customer acquisition, retention and renewal; credit card enhancement services; account generation and retention; and customer service. In the insurance industry, the Company markets specified insurance products for its insurance company clients.

INDUSTRY AND MARKET

The Company believes that the telemarketing sector of marketing expenditures will continue to grow and that the trend towards outsourcing telemarketing programs will continue. Many companies are choosing to use telemarketing for customer retention, customer service and customer care programs in addition to the traditional sales programs. The telecommunications and financial services industries, which ACI already serves, are undergoing deregulation or consolidation, which provides the Company with additional growth opportunities as these businesses search for low cost solutions for their marketing, sales and customer support needs. In 1998, businesses within the telecommunications, publishing, financial services and insurance industries accounted for most of the Company's revenues. The industries targeted by the Company and the principal services provided are described below.

TELECOMMUNICATIONS. The Company entered the telecommunications segment of the market in 1987. ACI has leveraged its expertise in this market to secure programs in 1998 with US West and GTE. The Company's principal telecommunications customer in 1998 was GTE.

PUBLISHING. ACI provides telemarketing services to publishers, including subscription renewals, subscription sales, and customer services. The Company's program managers work closely with publishing clients to develop individually tailored programs to enhance their marketing and sales efforts. The Company has conducted telemarketing services for such companies as Cahners Publishing Company, Intertec Publishing and Cowles Creative Media, Incorporated.

FINANCIAL SERVICES. The Company entered the financial services segment of the market in 1988. ACI provides telemarketing services for the credit card and non credit card financial segments as well as fee-based segments such as membership clubs. Types of telemarketing services performed for these clients include customer acquisition, activation and retention, selling of discounted travel and shopping clubs, debit card acquisition or upgrade, home equity loan lead generation and pre-approved lines of credit. The Company has conducted telemarketing services for such companies as Novus Services, Cendant and Comcepts Group.

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

PRINCIPAL CUSTOMERS

         In 1998, the Company's three largest clients and the percentage of 1998 revenues attributable to such clients were GTE, one of the nations largest telephone operating companies (19.1%), Cahners Publishing, a publisher of trade publications (15.2%) and Kipany Productions, a marketer of caller ID systems and other services for Regional Bell Operating Companies (11%).

COMPETITION

         The telemarketing industry is highly competitive, but also continues to be highly fragmented. The Company competes with both in-house telemarketing organizations as well as other independent out-source telemarketing operations. In-house telemarketing organizations provide a variety of services to their organizations and comprise the majority of the telemarketing industry. Independent telemarketing organizations range from numerous small, single-facility operations to large, multi-facility operations such as MATRIXX Marketing Inc., SITEL Corporation, APAC Teleservices Inc., Aegis Communications Group and West Telemarketing Corporation. The Company also competes with other forms of marketing such as direct mail, television and radio. The Company believes that the primary competitive factors in the telephone-based marketing industry are reputation for quality service, marketing results, technological expertise, price, and the ability to design customized marketing programs which address the needs of clients. The Company believes that most of its competitors are, like ACI, highly dependent on a small number of clients for a large percentage of their business.

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

PERSONNEL

         The Company had approximately 463 full and part time employees as of December 31, 1998. None of the Company's employees are subject to a collective bargaining agreement and the Company believes its relationship with its employees is good.


ITEM 2.           DESCRIPTION OF PROPERTY

FACILITIES

         The Company's corporate headquarters is located in Minneapolis, Minnesota in a leased facility consisting of approximately 12,000 square feet of office space. The lease expires on July 31, 2000.

         The Company also leases nine call center facilities in the Midwest. Information related to those call centers is as follows:

                 YEAR OPENED/                                         NUMBER OF
LOCATION          ACQUIRED             TERM          EXPIRES        WORKSTATIONS
--------          ---------            ----          -------        ------------

Twin Valley, MN      1993               5 yr          8/03             40

Valley City, ND      1995               5 yr          6/00             48

Devils Lake, ND      1996               5 yr          4/01             60

Redfield, SD         1997               5 yr          8/01             48

Pierre, SD           1997               5 yr          4/02             40

Chadron, NE          1997              10 yr          7/07             60

Valentine, NE        1998              10 yr          11/07            48

Ogallala, NE         1998              10 yr          1/08             48

Merrillville, IN     1997           Month to Month     N/A             90
                                                                     -------
Total outbound workstations at December 31, 1998                      482
                                                                     =======


ITEM 3.           LEGAL PROCEEDINGS

         The Company is not a party to, nor is its property the subject of, any material pending legal proceeding.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of 1998.


EXECUTIVE OFFICERS OF THE COMPANY

         The name and ages of all of the Company's executive officers and the positions held by them are listed below.

       Name          Age      Position
       ----          ---      --------

Rick N. Diamond      36       Chairman of the Board, Chief Executive Officer,
                              Secretary, and Director

Gary B. Cohen        37       President, Chief Financial Officer and Director

Dana A. Olson        37       Chief Operating Officer

Lois J. Dirksen      43       Vice President - Sales


         RICK N. DIAMOND is co-founder of the Company and has served as the Chief Executive Officer and a director of the Company since its inception in 1987. Mr. Diamond holds a B.A. degree from the University of Wisconsin and J.D. degree from Washington University in St. Louis, Missouri. Prior to and since founding the Company, he has been active in community and business affairs.

         GARY B. COHEN is co-founder of the Company and has served as the Company's President and as a director since its inception in 1987. Mr. Cohen has held the position of Chief Financial Officer since November 1998. Mr. Cohen holds a B.S. degree from the University of Minnesota. Prior to and since founding the Company, he has been active in community and business affairs.

         DANA A. OLSON joined ACI in September 1990, serving as shift manager before becoming Operations Manager in April 1991 and Vice President of Operations in March 1994. Mr. Olson was named Chief Operating Officer June 1, 1998. Mr. Olson attended Mankato State University, majoring in Business Administration.

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


                                     PART II


ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been traded on the Nasdaq SmallCap Market under the symbol ACIT since October 21, 1996. Prior to that date, the Company's Common Stock was not publicly traded. The following table sets forth the high and low bid prices for the Company's Common Stock as reported by Nasdaq. The bid quotations represent interdealer prices without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


Year Ended December 31, 1998                  High                     Low
----------------------------                  ----                     ---
First Quarter                               $ 3.125                  $ 2.063
Second Quarter                                2.375                    0.500
Third Quarter                                 1.375                    0.250
Fourth Quarter                                0.594                    0.250


Year Ended December 31, 1997                  High                     Low
----------------------------                  ----                     ---
First Quarter                               $ 6.500                  $ 5.500
Second Quarter                                6.500                    5.750
Third Quarter                                 6.000                    5.000
Fourth Quarter                                5.375                    3.000

         On March 9, 1999, the fair market value of the Company's Common Stock was $6,563,214 based on the average of the closing bid and asked prices on that date. As of March 9, 1999, the Company had approximately 142 shareholders of record. The Company estimates that an additional 380 stockholders own stock held for their accounts at brokerage firms and financial institutions (commonly known as "in street name").

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

The effective date of the Company's Registration Statement, Commission file number 3-33053-70, was October 21, 1996. On January 1, 1998, the Company had a balance of $493,345 remaining from this offering invested in short term securities. During 1998, the Company used these funds in operating activities. All of the proceeds from this offering have now been used.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         OVERVIEW


         ACI provides telephone-based sales and marketing services primarily to the telecommunications, publishing, insurance and financial services industries. The Company operates nine call centers in five Midwest states, which as of December 31, 1998 had 482 outbound calling workstations. The Company had 463 full and part-time employees as of December 31, 1998.

         On August 1, 1997, the Company acquired all of the outstanding common stock of Encyclopaedia Britannica Communications Corporation ("EBCC"), which had call centers in Lombard, Illinois and Merrillville, Indiana. Operations of EBCC are included from August 1, 1997.

         Revenues from telemarketing services are recognized as these services are performed and are generally based on an hourly rate. Certain telemarketing service revenues are performance based. Cost of services includes compensation and commissions for telephone sales representatives, payroll taxes and other benefits associated with such personnel, telephone expenses and other direct costs associated with providing services to customers. Selling, general and administrative expenses include administrative, sales, marketing, occupancy, depreciation and other indirect costs.

         RESULTS OF OPERATIONS


         The following table sets forth items from the Company's Statements of Operations as percentages of net revenue:

YEARS ENDED DECEMBER 31,                           1998      1997       1996
--------------------------------------------------------------------------------
Net telemarketing revenue                         100.0%     100.0%    100.0%
Cost of services                                   55.8       55.0      53.1
Selling, general and administrative expenses       53.3       47.3      38.6
Restructuring costs                                 0.4        2.5      ----
Operating income (loss)                            (9.5)      (4.8)      8.3
Other income (expense)                             (0.2)       1.1       0.2
Income (loss) before income taxes                  (9.7)      (3.7)      8.5
Income tax expense (benefit)                       (3.7)      (1.4)      3.5
Net income (loss)                                  (6.0)      (2.3)      5.0

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997


         REVENUE. Revenues for the year ended December 31, 1998, were $15,035,522, a decrease of $218,371 or 1.4% when compared to 1997 revenue of $15,253,893. The Company derived 7.2% of its 1998 revenues from outsourcing compared to 4.2% in 1997. Revenues for 1998 were adversely impacted by a loss in volume from the Company's largest client from the prior year. During 1997 this client represented over $9 million in revenue compared to less than $1 million in 1998.

         Telecommunications clients provided 43.2% of total 1998 revenue compared to 65.2% of revenues during 1997. Other industry segments for 1998 included publishing (22.2%), insurance (11.2%) and financial services (16.5%). During 1998, the Company's largest client represented 19.1% of total revenue compared to 60.8% of total revenues in 1997. This decrease in reliance on any one client is primarily the result of the Company's effort to diversify its customer base so that no one client represents more than 20% of total revenue.

         In 1998, billable telemarketing hours decreased 7.3% when compared to 1997, however, net revenue per billable telemarketing hour increased by 6.3% from 1997. During 1998, the Company opened call centers in Valentine and Ogallala, Nebraska and closed its Lombard, Illinois inbound call center. As of December 31, 1998, the Company operated 482 outbound call center workstations compared to 361 outbound and 27 inbound call center workstations at December 31, 1997.

         COST OF SERVICES. Cost of services increased 0.1% to $8,395,597 in 1998 from $8,388,921 in 1997. The increase in the cost of services percentage is primarily attributable to the increase in use of outsourcing services during 1998. Outsourcing costs, which are primarily costs associated with the utilization of other telemarketing companies for telemarketing, increased by 78.1% to $883,762 from $496,298 and were 5.9% of revenue in 1998 compared to 3.3% in 1997. Outsourced telemarketing services had a cost of 81.5% compared to 53.8% for internally generated telemarketing. Long distance telephone costs for telemarketing operations in 1998 increased by 4.9% to $1,782,713 from $1,699,819. These increased costs were partially offset by an 8.2% decline in telemarketing service representative ("TSR") labor and benefit costs. As a percentage of revenue, TSR labor and benefit cost decreased from 40.2% of revenue in 1997 to 37.4% in 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling general and administrative expenses for 1998 increased by $798,092, or 11.1% to $8,009,380, compared to $7,211,288 in 1997. As a percentage of revenue, selling, general, and administrative expenses increased to 53.3% in 1998 compared to 47.3% in 1997.

Approximately $408,000 or 51.1% of the increase is related to call center expenses, the majority of which was related to two new call centers opened in 1998 and the full year effect of the Company's Indiana call center acquired in August 1997. The balance relates primarily to the effect of increased personnel costs added during the third and fourth quarters of 1997 which had full year effect in 1998.

         OPERATING LOSS. As a result of the factors discussed above, the Company experienced an operating loss of $1,434,455 compared to an operating loss of $734,879 in 1997. The Company's closed inbound call center in Lombard, IL accounted for approximately $356,000 ($221,000 on an after tax basis) of the 1998 operating loss.

         OTHER INCOME AND EXPENSES, NET. Other expenses were $21,516 in 1998 compared to an income of $167,834 in 1997. Interest was a net expense amount of $20,264 compared to a net income amount of $167,834 in 1997. 1997 net interest income was the result of the earnings from cash raised in the company's initial public offering ("IPO") in October 1996.

         INCOME TAX BENEFIT. The Company recorded an income tax benefit of $550,210 in 1998 compared to an income tax benefit of $215,500 in 1997. The 1998 benefit was recorded at 38.1%, which is estimated to be the effective rate for federal and state taxes verses 38% in 1997.

         NET LOSS. The net loss for 1998 was $905,761, or $.16 per share compared to $351,545 or $.06 per share in 1997.


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996


         REVENUE. Revenues for the year were $15,253,893, an increase of $5,262,466 or 52.7% over 1996 and represented the seventh consecutive year of record revenues for the Company. The acquisition of EBCC clients contributed $1,824,901 to the increase.

         Client revenues for the year were heavily weighted to the telecommunications industry, which represented 65.2% of total revenues in 1997 compared to 42.6% in 1996. One telecommunications client represented 60.8% of the total revenues. Other industry groups such as publishing, insurance and financial services accounted for 18.8%, 7.9% and 5.8% of revenue respectively in 1997.

         In 1997, billable telemarketing service representative hours increased 58.7%. During 1997, the Company opened call centers in Pierre, South Dakota and Chadron, Nebraska, acquired centers through the acquisition of EBCC in Lombard, Illinois and Merrillville, Indiana and closed a call center in Minneapolis, Minnesota. As of December 31, 1997, the Company operated 361 outbound and 27 inbound call center workstations compared with 289 outbound at December 31, 1996.

         COST OF SERVICES. Cost of services increased 58% to $8,388,921 in 1997 from $5,309,753 in 1996. Cost of services was 55% in 1997 compared to 53% in 1996. The increase in the cost of services percentage is primarily attributable to the call centers acquired from EBCC, which had higher labor and operating costs than existing ACI call centers. A decline of 3.8% in the average hourly billing rate from 1996 to 1997 also contributed to the cost of services percentage increase.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling general and administrative expenses were $7,211,288, which is a $3,362,558 or 87.4% increase over 1996. As a percentage of revenues, selling, general, and administrative expenses increased to 47.3% in 1997 compared to 38.5% in 1996. The full year effect of personnel and facilities added in 1996 and the personnel and facilities added in 1997 were primarily responsible for this increase.

         In December 1997, in connection with management's plans to reduce costs and improve operating efficiencies, the Company transferred the outbound calling services performed at its Lombard call center to various other call centers. As a result, the company recorded a restructuring charge of $388,563. The principal actions in the plan involve the consolidation of the outbound call center operation in Lombard, Illinois into existing ACI call centers in Merrillville, Indiana and Pierre, South Dakota. The major components of the restructuring charges are occupancy costs of $178,700, write down of furniture and equipment costs of $128,200, severance and related costs of $41,700 and other costs of $39,963.

         OPERATING INCOME (LOSS). As a result of the factors discussed above, the Company experienced an operating loss of $734,879 compared to operating income of $832,944 in 1996.

         OTHER INCOME AND EXPENSES, NET. Other income and expenses were $167,834 in 1997 compared to $21,121 in 1996. Interest was a net income amount of $167,834 in 1997 compared to an expense of $88,841 in 1996. Interest income was the result of the earnings from excess cash raised in the company's initial public offering ("IPO") in October 1996. In addition, 1996 included income of approximately $101,000 related to the settlement of a contract dispute.

         INCOME TAX (BENEFIT). The Company recorded an income tax benefit of $215,500 compared to a pro forma expense in 1996 of $354,300. The 1997 benefit was recorded at 38%, which is estimated to be the effective rate for federal and state taxes verses 40% in 1996.

         NET INCOME (LOSS). As a result, the net loss was $351,545 or $.06 per share compared to pro forma net income of $504,665 or $.11 per share in 1996.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically used cash from operating activities, bank borrowings, capital leases and public and private sector financing in connection with the opening of call centers as its primary sources of liquidity. The public and private sector (grants/financings) included low interest rate loans, forgivable loan arrangements, and reimbursement for certain expenses and leasehold improvements. In 1998, the Company financed its activities with the remaining proceeds of $493,345 from the October, 1996, IPO, $450,000 in public sector grants received from the City of Chadron, Valentine and Ogallala, Nebraska and the financing of $372,773 of asset purchases through capital leases. In November 1997 the Company's Board of Directors authorized a $2 million revolving line of credit which became effective in January 1998. At December 31, 1998, the Company had no outstanding borrowings under the line of credit.

         At December 31, 1998, the Company had cash and cash equivalents of $1,300,681 compared to $659,042 and $5,005,813 at December 31, 1997 and 1996,
respectively. Cash generated by operating activities was $88,010 in 1998, compared to cash used by operating activities of $730,130 in 1997 and cash generated by operating activities of $1,121,698 in 1996. Cash used by 1998 operating activities include the net loss of $905,761 and other non-cash items of $775,061. In 1998 cash provided by depreciation and amortization of $940,911 and cash provided by changes in working capital components of $907,023 offset cash used by the net loss and non-cash items. Cash flows used in operating activities in 1997 were accounted for by the net loss of $351,545 and changes in working capital components of $1,269,483. These were offset by depreciation and amortization of $696,937 and other non-cash items of $193,961.

         Net cash provided by investing activities in 1998 was $160,514 compared to net cash used by investing activities of $3,578,914 and $308,768 in 1997 and 1996, respectively. The primary source of cash from investing activities in 1998 was $493,345 in proceeds from previously restricted investments. During 1998, the proceeds from previously restricted investments were partially offset by purchases of property and equipment of $355,264. The primary uses of cash in 1997 were expenditures for property and equipment of $1,626,180 related to new call centers, upgrading the technology in current call centers, and the acquisition of fixed assets in the EBCC acquisition totaling $1,429,845. In addition, $493,345 was escrowed as restricted cash related to the EBCC acquisition. Cash utilized in investing activities in 1996 was $308,768. Expenditures for property and equipment of $623,155 were partially offset by proceeds from restricted investments of $300,000 and a decrease in other assets of $14,387.

         Net cash provided by financing activities in 1998 was $393,115, compared to cash used by financing activities of $37,727 in 1997 and cash provided by financing activities of $4,125,400 in 1996. Sources of cash provided by financing activities during 1998 were the receipt of $450,000 of public sector grants, $80,952 proceeds from the sale and leaseback of property and equipment and $27,299 related to the issuance of common stock in the Employee Stock Purchase Plan. Proceeds for 1998 were partially offset by repayments of long-term debt and capital leases of $165,136. Financing activities in 1997 were limited to $53,010 in repayments of long-term debt partially offset by $15,283 related to the issuance of common stock in the Employee Stock Purchase Plan. Cash from financing activities in 1996 were $4,125,400. Proceeds from the IPO of $6,378,258 and increases in long-term debt of $200,000 were offset by $1,818,422 of various debt instrument reductions and the payment of $634,436 of dividends in conjunction with the change from Sub S to C Corporation. As a result, net cash and cash equivalents increased $641,639 in 1998, decreased $4,346,771 in 1997 and increased $4,938,330 in 1996.

         The Company believes that funds available at December 31, 1998 together with funds which should be generated from future operations and amounts available under its revolving line of credit arrangement will be sufficient to finance its current and future business operations including working capital requirements. The Company has no material commitments for capital expenditures for 1999.


         OUTLOOK

         Certain of the statements contained in the Letter to Shareholders and repeated in this section are "forward-looking statements" within the meaning of the federal securities laws. The following forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements.

         As of December 31, 1998, the Company failed to comply with certain loan covenants. The Company expects to obtain a waiver to the loan convenant violations for December 31, 1998. While the Company expects to obtain a waiver from the loan covenant violations, no assurance can be given that the lending institution will grant these waivers. Additionally, the Company and its lending institution are currently in the process of amending the appropriate convenants and management believes that it will be able to maintain compliance with the expected debt covenants during 1999. In the event that the Company would not maintain compliance with the amended covenants it expects that cash flows from operations will be sufficient to continue funding ongoing operations.

         Management believes that total marketing expenditures by US companies directed towards telemarketing will continue to grow and that the trend for these companies will be towards outsourcing their telemarketing programs to companies like ACI, which should result in an increase in the Company's calling revenue in 1999. Management further believes that it will continue to diversify its client base so that no one client represents more than 20% of its overall business. There is no assurance that the Company's marketing efforts will generate new business or that businesses will continue to outsource their telemarketing needs. As is common in the telemarketing industry, the Company's projects are often not subject to formal contracts, the agreements with its clients do not assure that ACI will generate a specific level of revenue, do not designate ACI as the client's exclusive service provider, and are terminable by the client on relatively short notice and without penalty. In addition, the amount of revenues ACI generates from a particular client generally is dependent upon their customers' interest in, and use of, the client's products or services.

         The Company believes that it has enough capacity in its nine existing call centers to handle the anticipated increases in calling hours from existing and new clients. While the Company anticipates an increase in demand for its services in 1999, there is no assurance that the Company, due to the current low unemployment levels, will be able to hire and train sufficient telemarketing sales representatives to fully utilize the currently existing capacity to meet this increased demand.

         During the fourth quarter of 1998, the Company reduced its selling, general and administrative expenses by over $500,000, when compared to the fourth quarter of 1997 and to the lowest total expense of any quarter in 1998. These reductions are a result of the Company's effort to improve its processes to reduce costs and increase the efficiency of the organization. The Company believes that it will be able to contain the growth of its selling, general and expenses in 1999. However, there can be no assurance that these costs can be contained or that further cost reductions will be realized.


         YEAR 2000 COMPLIANCE

         Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. When year 2000 begins, these computers may interpret "00" as the year 1900 and could either stop processing date related computations or could process them incorrectly. Beginning in the year 2000, these date code fields may need to accept four-digit entries to distinguish 21st century dates from 20th century dates to be year compliant.

         The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company has completed an assessment of its internal information systems and has determined that its financial and operational systems (1) are year 2000 compliant; (2) can be upgraded to be year 2000 compliant without significant cost or effort; or (3) do not pose a significant issue to the Company if left uncorrected. The Company has already begun necessary software conversion and programming modifications to comply with the Year 2000 issues and believes that all other appropriate actions are being taken. The Company expects to complete its overall Year 2000 conversions prior to any impact on its operations. Total costs to upgrade the Company's internal information systems are not material to the operations of the Company and are not expected to materially impact earnings. During the fourth quarter of 1998 the Company, as part of equipment and software enhancements to its call processing technology and capabilities, also upgraded its call processing software to be year 2000 compliant in six (6) of its nine (9) call centers. Total costs for the equipment and software enhancements, including year 2000 compliance, was approximately $87,300. During the first quarter of 1999 the remaining three (3) call centers will receive equipment and enhanced software, including year 2000 compliance, with a total cost of approximately $52,000. These costs, totaling approximately $139,300 were or will be capitalized. Additional costs to upgrade the Company's internal information systems are expected to cost approximately $125,000.

         The Year 2000 issue may also affect the systems and applications of the Company's customers and/or suppliers. The Company is reviewing its systems as it relates to interfacing with customers and suppliers to determine if the Company's interface systems may be vulnerable to a third parties failure to correct their own Year 2000 issues. Although the Company does not currently anticipate any material adverse impact or costs associated with client or supplier failure to correct their Year 2000 issues in a timely manner, no assurance can be given that the failure by one or more of the Company's major clients to become Year 2000 compliant, will not have a material adverse impact on the Company's operations.


         INFLATION

         Inflation has not had a material impact on operating results, and the Company does not expect it to have a significant impact in the future. However, there can be no assurance that the Company's business will not be affected by inflation in the future.


         QUARTERLY RESULTS

         The telemarketing industry tends to be slower in the first and third quarters of the year because client marketing and customer service programs are typically slower in the post-holiday and summer months. The Company has experienced and expects to continue to experience quarterly variations in revenues and operating income principally as a result of the timing of clients' telemarketing campaigns, the commencement of new contracts, changes in the Company's revenue mix and the additional selling, general and administrative expenses to acquire and support such new business.


ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         The following financial statements of the Company are included herein:

         Independent Auditors' Report
         Consolidated Balance Sheets -December 31, 1998 and 1997
         Consolidated Statements of Operations - December 31, 1998, 1997
              and 1996
         Consolidated Statements of Cash Flows - December 31, 1998, 1997
              and 1996
         Consolidated Statements of Shareholders' Equity - December 31, 1998,
              1997 and 1996
         Notes to Consolidated Financial Statements - December 31, 1998, 1997
              and 1996

INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders of ACI Telecentrics, Inc.



We have audited the accompanying consolidated balance sheets of ACI Telecentrics, Inc. and subsidiary as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity and cash flow for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Minneapolis, MN
February 12, 1999

                      ACI TELECENTRICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

DECEMBER 31,                                                                                  1998            1997
---------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                               $ 1,300,681    $   659,042
   Restricted investment (Note 2)                                                                   --        493,345
   Trade receivables, less allowance for doubtful accounts of
     $140,000 and $195,000, respectively                                                     1,456,431      2,369,323
   Income tax receivable (Note 11)                                                                  --        586,498
   Deferred income taxes                                                                       365,000         32,000
   Prepaid expenses                                                                            111,117         21,778
   Other current assets                                                                        131,667         67,374
                                                                                           -----------    -----------
           TOTAL CURRENT ASSETS                                                              3,364,896      4,229,360

Property and equipment, net of accumulated depreciation (Note 3)                             2,824,381      3,243,205

OTHER ASSETS:
   Goodwill, less accumulated amortization of $99,000
     and $29,000, respectively (Note 2)                                                        951,858      1,016,726
   Deferred Taxes                                                                              137,000             --
   Other                                                                                        63,676         38,993
                                                                                           -----------    -----------
           TOTAL OTHER ASSETS                                                                1,152,534      1,055,719
                                                                                           -----------    -----------
TOTAL ASSETS                                                                               $ 7,341,811    $ 8,528,284
                                                                                           ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Trade accounts payable                                                                  $   482,628    $   811,568
   Accrued expenses                                                                            204,728        764,463
   Income taxes payable (Note 11)                                                               15,713             --
   Current portion of long-term debt and capital lease obligations (Notes 4, 5 and 6)          356,980        138,481
                                                                                           -----------    -----------
           TOTAL CURRENT LIABILITIES                                                         1,060,049      1,714,512

LONG-TERM LIABILITIES:
   Long-term debt and capital lease obligations, less current portion (Notes 4, 5 and 6)       257,711         64,650
   Deferred capital lease liabilities, less current portion (Note 6)                           473,201        214,600
   Deferred income taxes (Note 11)                                                                  --        105,210
                                                                                           -----------    -----------
           TOTAL LONG-TERM LIABILITIES                                                         730,912        384,460
COMMITMENTS AND CONTINGENCIES (NOTES 2, 5 AND 9)

SHAREHOLDERS' EQUITY (NOTE 8):
   Common stock, no par value; 15,000,000 shares authorized;
     5,731,471 and 5,708,583 shares issued and outstanding, respectively                     6,620,145      6,592,846
   Undesignated stock, no par value; 5,000,000 shares authorized;
     none issued and outstanding                                                                    --             --
   Accumulated deficit                                                                      (1,069,295)      (163,534)
                                                                                           -----------    -----------
           TOTAL SHAREHOLDERS' EQUITY                                                        5,550,850      6,429,312
                                                                                           -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $ 7,341,811    $ 8,528,284
                                                                                           ===========    ===========




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      ACI TELECENTRICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


YEARS ENDED DECEMBER 31,                                              1998             1997            1996
--------------------------------------------------------------------------------------------------------------
TELEMARKETING REVENUES                                            $ 15,035,522    $ 15,253,893    $  9,991,427

COST OF SERVICES                                                     8,395,597       8,388,921       5,309,753

SELLING, GENERAL, AND
      ADMINISTRATIVE EXPENSES                                        8,009,380       7,211,288       3,848,730

RESTRUCTURING COSTS (Note 12)                                           65,000         388,563              --
                                                                  ------------    ------------    ------------
           Total costs                                              16,469,977      15,988,772       9,158,483
                                                                  ------------    ------------    ------------

OPERATING INCOME (LOSS)                                             (1,434,455)       (734,879)        832,944

OTHER INCOME (EXPENSE):
   Interest income                                                      39,012         181,604          62,090
   Interest expense                                                    (59,276)        (13,770)       (150,931)
   Other, net (Note 10)                                                 (1,252)             --         109,962
                                                                  ------------    ------------    ------------
           Total other income (expense)                                (21,516)        167,834          21,121
                                                                  ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                                   (1,455,971)       (567,045)        854,065


INCOME TAX EXPENSE (BENEFIT):
   Income taxes - C Corp                                              (550,210)       (215,500)        132,600
   Income taxes - S Corp to C Corp conversion                               --              --         221,700
                                                                  ------------    ------------    ------------
           Total income taxes (benefit)                               (550,210)       (215,500)        354,300
                                                                  ------------    ------------    ------------

NET INCOME (LOSS)                                                 $   (905,761)   $   (351,545)   $    499,765
                                                                  ============    ============    ============


PRO FORMA DATA (Note 1):
   Historical income (loss) before income tax expense (benefit)             --              --    $    854,065
   Pro forma income tax expense (benefit)                                   --              --         349,400
                                                                  ------------    ------------    ------------

PRO FORMA NET INCOME (LOSS)                                                 --              --    $    504,665
                                                                  ============    ============    ============

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE
   (PRO FORMA AMOUNTS FOR 1996)                                   $       (.16)   $       (.06)   $        .11
                                                                  ============    ============    ============

SHARES USED IN COMPUTING
   NET INCOME (LOSS) PER SHARE                                       5,723,176       5,707,500       4,566,600
                                                                  ============    ============    ============





SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      ACI TELECENTRICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                                 1998            1997            1996
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                 $  (905,761)   $  (351,545)   $   499,765

   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation and amortization                                       940,911        696,937        365,904
     Provision for losses on accounts receivable                         (54,964)       121,964          3,000
     Amortization of deferred capital lease liabilities                 (181,400)       (61,400)       (49,600)
     Deferred income taxes                                              (575,210)      (133,202)       206,412
     Restructuring costs                                                      --        388,563             --
     Loss on disposal of assets                                           36,513             --         12,970
     Changes in operating assets and liabilities:
       Trade receivables                                                 967,856     (1,210,836)      (160,663)
       Prepaid expenses                                                  (89,339)        67,001        (69,244)
       Other current assets                                               (3,439)        (7,089)        (5,002)
       Accounts payable and accrued expenses                            (649,368)       490,175        173,956
       Income taxes                                                      602,211       (730,698)       144,200
                                                                     -----------    -----------    -----------
           Net cash provided by (used in) operating activities            88,010       (730,130)     1,121,698

CASH FLOWS UTILIZED IN INVESTING ACTIVITIES:
   Purchases of property and equipment                                  (355,264)    (1,626,180)      (623,155)
   Decrease (increase) in other assets                                    22,433        (29,544)        14,387
   Proceeds from (purchase of) restricted investments                    493,345       (493,345)       300,000
   Payments for business acquired                                             --     (1,429,845)            --
                                                                     -----------    -----------    -----------
           Net cash provided by (used in) investing activities           160,514     (3,578,914)      (308,768)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                             27,299         15,283      6,378,258
   Proceeds from revolving line of credit                              2,100,000             --             --
   Payments on revolving line of credit                               (2,100,000)            --       (300,000)
   Proceeds from deferred grants                                         450,000             --             --
   Proceeds from issuance of long-term debt                                   --             --        200,000
   Repayments on long-term debt and capital leases                      (165,136)       (53,010)    (1,218,422)
   Proceeds from sale and leaseback of equipment                          80,952             --             --
   Payments to officers                                                       --             --       (300,000)
   Dividends (Note 8)                                                         --             --       (634,436)
                                                                     -----------    -----------    -----------
           Net cash provided by (used in) financing activities           393,115        (37,727)     4,125,400
                                                                     -----------    -----------    -----------

NET INCREASE (DECREASE) CASH AND
    CASH EQUIVALENTS                                                     641,639     (4,346,771)     4,938,330

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           659,042      5,005,813         67,483
                                                                     -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                             $ 1,300,681    $   659,042    $ 5,005,813
                                                                     ===========    ===========    ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      ACI TELECENTRICS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                            ADDITIONAL
                                                       COMMON STOCK           PAID-IN        RETAINED
                                                   SHARES       AMOUNT        CAPITAL        EARNINGS       TOTAL
---------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1995                     4,200,000   $     1,000   $    25,567    $   495,420    $   521,987

   Recapitalization                                      --        25,567       (25,567)            --             --
   Proceeds from sale of common stock,
     net of offering costs of $1,146,742          1,505,000     6,378,258            --             --      6,378,258
   Net income prior to conversion to C Corp.,
     net of cumulative deferred income
     taxes of $221,700 (Note 11)                         --            --            --        311,754        311,754
   Capitalization of retained earnings in
     conjunction with conversion to C Corp.              --       172,738            --       (172,738)            --
   Net income subsequent to conversion
     to  C Corp.                                         --            --            --        188,011        188,011
   Dividends paid (Note 8)                               --            --            --       (634,436)      (634,436)
                                                -----------   -----------   -----------    -----------    -----------

BALANCES AT DECEMBER 31, 1996                     5,705,000     6,577,563            --        188,011      6,765,574

   Issuance of common stock under the
     Employee Stock Purchase Plan                     3,583        15,283            --             --         15,283
   Net loss                                              --            --            --       (351,545)      (351,545)
                                                -----------   -----------   -----------    -----------    -----------

BALANCES AT DECEMBER 31, 1997                     5,708,583     6,592,846            --       (163,534)     6,429,312


   Issuance of common stock under the
     Employee Stock Purchase Plan                    22,888        27,299            --             --         27,299
   Net loss                                              --            --            --       (905,761)      (905,761)
                                                -----------   -----------   -----------    -----------    -----------

BALANCES AT DECEMBER 31, 1998                     5,731,471   $ 6,620,145            --    $(1,069,295)   $ 5,550,850
                                                ===========   ===========   ===========    ===========    ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ACI TELECENTRICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998

1.      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION AND NATURE OF BUSINESS - ACI Telecentrics, Incorporated
        (ACI) provides telephone-based sales and marketing services primarily to the telecommunications, publishing, insurance, and financial services industries. ACI was established in 1987 in Minneapolis, Minnesota. Since that time, the Company has opened additional call center locations in Twin Valley, Minnesota; Valley City and Devils Lake, North Dakota; Redfield and Pierre, South Dakota and Chadron, Valentine and Ogallala, Nebraska. Prior to June 1996, all of the call centers were operated as affiliated corporations through common ownership. Effective June 28, 1996, Automated Communications Incorporated and its affiliated companies were merged to form ACI Telecentrics, Incorporated. These financial statements include the results of operations of all companies for all periods presented. As described in Note 2, on August 1, 1997, the Company acquired all of the outstanding common stock of Encyclopaedia Britannica Communications Corporation (EBCC), which had call centers in Lombard, Illinois and Merrillville, Indiana. As described in Note 12, the Lombard, Illinois operations have subsequently been closed. Operations of EBCC are included from August 1, 1997. The acquisition was accounted for as a purchase.

        PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ACI Telecentrics of Illinois, Inc. (formerly EBCC) after elimination of intercompany transactions.

        REVENUE RECOGNITION - Revenues from telemarketing services are recognized as services are provided, primarily based on hours incurred.

        USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        CASH EQUIVALENTS - Short-term investments generally with a maturity of three months or less from the date of purchase are classified as cash equivalents.

        GOODWILL - Goodwill is amortized on a straight-line basis over 15 years. The Company periodically assesses the recoverability of the cost of its goodwill based on a review of projected undiscounted cash flows of the related assets acquired.

        PROPERTY AND EQUIPMENT - Property and equipment are carried at cost. Depreciation is based on the straight-line method over estimated useful lives of the assets ranging from three to ten years.

        RESTRICTED INVESTMENTS - Restricted investments at December 31, 1997, consisted of U.S. Treasury Bills carried at amortized cost. The carrying value approximated fair value due to the short-term maturities and the market rate of interest. (See Note 2)

        FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS - The estimated fair value of long-term debt and capital lease obligations approximates its carrying value due to variable rates of interest or fixed rates which approximate current market rates. The fair value of all other financial instruments, other than investments as discussed above, approximates the carrying value due to the short-term nature of the financial instruments.

        EARNINGS (LOSS) PER COMMON SHARE - Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" was issued in February 1997 and requires the presentation of earnings per share on a basic and diluted basis. Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share are computed after giving effect to the exercise of all dilutive outstanding options and warrants. The Company adopted SFAS No. 128 in 1997. Both basic and diluted 1996 earnings per share were the same as there was no material common equivalent shares outstanding at December 31, 1996. Both basic and diluted earnings per share for 1998 and 1997 were the same due to net losses; the impact of the potential common shares outstanding would have been anti-dilutive.

        Pro forma net income per common share for the year ended December 31, 1996 is computed using the weighted average number of shares of common stock outstanding during the periods presented after giving effect to the application of Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 83. Pursuant to SAB No. 83, common stock issued by the Company at prices less than the initial public offering price during the 12 months immediately preceding the initial public offering, plus stock options granted at exercise prices less than the initial public offering price during the same period, have been included in the calculation of shares used in the calculation of net income per share as if they were outstanding for all periods prior to the initial public offering, using the treasury stock method. In addition, shares which would have been issued to generate proceeds for the payment of distributions to S Corporation shareholders (using the $5.00 per share initial public offering price), were deemed to be outstanding for all of 1996.

        INCOME TAXES - Prior to October 21, 1996, the effective date of the initial public offering, the Company was a Subchapter S Corporation. As a result, any income tax liability was the sole responsibility of the individual stockholders, and no provision for income taxes or income tax liability was recorded in the financial statements.

        Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Income tax expense (benefit) is the tax payable (receivable) for the period and the change in deferred income tax assets and liabilities during the period.

        SEGMENT INFORMATION - In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting operating segment information based upon how the Company manages its operations. The Company manages its business as one operating segment.

        COMPREHENSIVE INCOME - In 1998, the Company also adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income", which establishes standards for the reporting of comprehensive income and its components. Comprehensive income is defined as the change in equity during the period of a business enterprise resulting from transactions and other events and circumstances from non-owner sources. Implementation of SFAS 130 did not have an effect on the Company's financial statements because comprehensive income (loss) is the same as the Company's net income (loss).

        ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company periodically reviews its intangibles and property and equipment to determine potential impairment by comparing the carrying value of the assets with estimated future cash flows expected to result from the use of assets. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. To date, management has determined that no impairment of long-lived assets exists.

        PRO FORMA DATA - Effective October 21, 1996, the Company terminated its status as an S Corporation and was subject to federal and state income taxes thereafter. Accordingly, for informational purposes, the accompanying consolidated statements of operations for the year ended December 31, 1996 include unaudited pro forma information for income taxes which would have been recorded if the Company had been a C Corporation for all of 1996, based on the tax laws in effect during the respective periods.


2.      BRITCOM ACQUISITION

        On August 1, 1997, the Company acquired all of the outstanding common stock of EBCC, a provider of inbound and outbound telemarketing services. The acquisition was accounted for using the purchase method of accounting, and accordingly, the consolidated financial statements include results of operations from the date of acquisition. The initial purchase price consisted of (i) $1,250,000 cash paid at closing; and
        (ii) four quarterly payments (each an "Earn-Out Payment," cumulatively the "Total Earn-Out Payment"). The total amount of the "Earn-Out Payment" depended on the amount of revenues generated by certain EBCC clients and prospective clients during the period from January 1, 1998 through December 31, 1998 (the "Earn-Out Revenues"). In accordance with the purchase agreement, the Company placed in escrow, and provided the seller with a $500,000 security interest in, a Treasury Bill owned by the Company as a guaranty of payment for any "Earn-Out Payment" installments required pursuant to the original purchase agreement. Revenues generated by certain EBCC clients did not reach the minimum threshold in 1998, and no additional payments under the Stock Purchase Agreement were made. The aggregate purchase price and related costs was approximately $1,430,000. The excess of purchase price over net assets acquired is being amortized over 15 years using the straightline method.

        The following unaudited pro forma financial information for the Company gives effect to the EBCC acquisition as if it had occurred at the beginning of 1997. This pro forma summary does not necessarily reflect the results of operations that would have been achieved if the businesses had constituted a single entity during such periods and is not necessarily indicative of results which may be obtained in the future.

        YEAR ENDED DECEMBER 31,                                        1997
        ---------------------------------------------------------------------
        Net revenues                                             $ 18,639,272
        Net income (loss)                                            (772,485)
        Basic and diluted income (loss) per share                $       (.14)
        Shares used in computing
                  pro forma net income (loss) per share             5,707,500
                                                                 ============


3.      PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

                                                                     1998                   1997
                                                              -------------------------------------
          Furniture                                                    985,915               912,062
          Equipment                                                  4,093,395             3,787,565
          Leasehold Improvements                                       129,122               129,295
                                                              ----------------      ----------------
                                                                     5,208,432             4,828,922
          Less accumulated depreciation and amortization             2,384,051             1,585,717
                                                              ----------------      ----------------
          Net property and equipment                          $      2,824,381      $      3,243,205
                                                              ================      ================

        For the years ended December 31, 1998 and 1997, the Company had equipment under capitalized leases totaling $513,615 and $46,920, respectively.

4.      LONG-TERM DEBT, CAPITAL LEASE OBLIGATIONS AND REVOLVING LINE OF CREDIT

        Long-term debt and capitalized lease obligations consists of the following at December 31:

                                                                             1998           1997
                                                                           ----------------------
          Promissory Notes - monthly payments of $3,345, including
             interest at 6%, due June 15, 1999; secured by assets of the
             Company and guaranteed by the two majority stockholders       $  19,718      $ 57,433
          Promissory Note (Note 6) - monthly payments of
             $967, including interest at 6%, due May 1, 2001                  25,198        34,987
          Capitalized leases                                                 378,375        29,311
                                                                           ---------      --------
                                                                             423,291        21,731
          Less current portion                                               165,580        57,081
                                                                           ---------      --------
          Long-term debt and capitalized lease obligations                 $ 257,711      $ 64,650
                                                                           =========      ========

        Maturities of long-term debt and capitalized lease obligations are as follows:


        YEAR ENDING DECEMBER 31:            LONG-TERM DEBT      CAPITALIZED LEASE OBLIGATIONS
        -------------------------------------------------------------------------------------
                1999                      $      29,200                 $    136,380
                2000                             10,955                      141,620
                2001                              4,762                       49,944
                2002                               ----                       44,924
                Thereafter                         ----                        5,506
                                          -------------                 ------------
        Total                             $      44,917                 $    378,374
                                          =============                 ============

         On January 30, 1998, the Company entered into a $2,000,000 revolving line of credit agreement, which accrues interest at the prime rate or LIBOR rate plus 2 3/4% on outstanding borrowings and expires in January, 2000. The borrowing base includes certain accounts receivable and furniture and equipment. The loan agreement also contains provisions requiring compliance with certain financial covenants. As of December 31, 1998, the Company failed to comply with certain loan covenants. The Company expects to obtain a waiver to the loan covenant violations for December 31, 1998. Additionally, the Company and its lending institution are currently in the process of amending the appropriate covenants and management believes that it will be able to maintain compliance with the expected debt covenants during 1999. No amounts were outstanding under the revolving line of credit at December 31, 1998.


5.     LEASES

        The Company has various operating leases for its corporate office and nine call centers. The Company also leases, under capital lease arrangements, certain computer equipment and office fixtures utilized in its corporate office and call centers. Several of the operating leases contain renewal provisions.

        At December 31, 1998, future minimum lease payments under operating and capital lease's that have initial noncancelable lease terms in excess of one year, not including shared operating costs, are as follows:

        YEAR ENDING DECEMBER 31:                               OPERATING LEASES       CAPITALIZED LEASE OBLIGATIONS
        -----------------------------------------------------------------------------------------------------------
                1999                                             $    399,889                 $    161,666
                2000                                                  332,524                      156,486
                2001                                                  219,171                       57,010
                2002                                                  160,695                       47,896
                2003                                                  143,200                        5,603
                Thereafter                                            478,100                         ----
                                                                 ------------                 ------------
        Total                                                    $  1,733,579                      428,663
        Less amounts representing interest                                                          50,289
                                                                                              ------------
        Present value of net minimum lease payments                                           $    378,374
                                                                                               ===========

        Rent expense incurred on all operating leases was approximately $541,000, $454,000 and $280,000 for the years ended December 31, 1998,
        1997and 1996, respectively.

6.      GRANT AGREEMENTS

        One of the Company's strategies is to locate its call centers in small, rural communities in the Midwest. These communities often provide advantageous economic incentives for locating facilities in these areas. These incentives include grants, low interest loans, favorable facility leases, funds for employee training and equipment subsidies.

        In July 1995, in connection with the opening of the Valley City, North Dakota facility, the Company received assistance from Valley City Development Corporation, including $25,000 to reimburse start-up costs, approximately $150,000 in leasehold improvements, and a $107,000 equipment lease for which the lease payments will be forgiven on a monthly basis over the life of the lease if the Company continues operating in Valley City.

        In April 1996, the Company opened a call center in Devils Lake, North Dakota. The Company received assistance from Devils Lake Community Development Corporation, including $25,000 for reimbursement of start-up costs, $150,000 in equipment leases which will be forgiven over five years, $150,000 in leasehold improvements, and a 6%, $50,000 loan.

        In September 1996, the Company opened a call center in Redfield, South Dakota. The Company received a $500,000 assistance grant from the Redfield Industrial Development Corporation including $200,000 of leasehold improvements and $300,000 for equipment.

        During 1997, the Company executed three Memoranda of Understandings with the Nebraska Department of Economic Development and three Nebraska communities. Under the agreements, the Company agreed to open call centers in the three communities (Chadron, Valentine and Ogallala) in 1997 and 1998. The aggregate amount of the grants received from the three communities and state was $700,000. All grants are forgivable over a five year period from the date of the grant. Grant amounts received are as follows: Valentine $200,000, Ogallala $200,000 and Chadron $300,000 of which the Company received $200,000 cash ($150,000 in 1997 and $50,000 in 1998) and received a 8 1/2%, two year $100,000 note receivable that requires the City of Chadron to make monthly principal and interest payments.

        Reimbursement of start-up costs for the Valley City and Devils Lake call centers was offset against the corresponding expense. Payments received by the Valley City, Devils Lake call centers for leasehold improvements and by the Redfield call center for equipment reduced the values of the recorded assets. The Devils Lake and Valley City equipment leases and the $700,000 Nebraska grants are recorded as deferred liabilities in the consolidated balance sheets, and are being amortized as a reduction of administrative expenses when amounts are forgiven. Amortization of deferred grant liabilities was approximately $181,000, $61,000 and $50,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

        The schedule of future grant forgiveness amounts are as follows:

                1999                                  $    191,400
                2000                                       180,700
                2001                                       152,500
                2002                                       120,000
                2003                                        20,001

        In most cases, the Company is obligated to continue operating the call center for a period of five years from when the call center was opened. Certain loans and leases are guaranteed by the two majority shareholders of the Company.

7.      SIGNIFICANT CUSTOMERS AND CREDIT CONCERTRATIONS

       The Company earned the following percentages of its total revenue from major customers during the years ended December 31:

                                       1998                       1997                      1996
                              ----------------------     ---------------------     --------------------
                              Revenue     Receivable     Revenue    Receivable     Revenue   Receivable
                              -------     ----------     -------    ----------     -------   ----------
         Customer A             19%            0%           1%           0%           0%           0%
         Customer B             15%           20%           7%           1%          10%           3%
         Customer C              5%            2%          61%          42%          39%          45%
         Customer D             11%            0%           0%           0%           0%           0%
         Customer E              0%            1%           7%           1%          15%          19%


        The Company does not require collateral to support customer receivables. Historically, the Company has not experienced write-offs related to these major customers.

8.     SHAREHOLDER'S EQUITY

        DIVIDENDS: No dividends were paid in 1998 or 1997. During 1996, dividends of $634,436 were paid to the two majority shareholders related to operations of the Company prior to its conversion to a C Corporation.

        EMPLOYEE STOCK PURCHASE PLAN: Effective June 30, 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the Stock Purchase Plan), which allows participants to purchase common stock at 85% of the common stock's fair market value at the commencement or termination of two six-month phases each year. Employees must have six months of service to be eligible to participate in the Stock Purchase Plan. The Board of Directors has reserved 100,000 shares of common stock for issuance under the Stock Purchase Plan. During 1998, the Company issued 22,888 shares under the plan. During 1997, the Company issued 3,583 shares under the plan. As of December 31, 1998, the total number of shares issued under the plan, since the date of inception, is 27,324 shares.

        STOCK OPTIONS: Effective June 30, 1996, the Company adopted the 1996 Stock Option Plan (the Stock Option Plan), which authorized the grant of up to 280,000 shares of the Company's common stock in the form of incentive stock options and nonqualified stock options to employees and investors. On April 30, 1997, the shareholders approved an increase to 430,000 shares available for grant under the Stock Option Plan. The Stock Option Plan requires that the exercise price of all options granted be the fair market value of the Company's common stock on the date of grant.

        The following table summarizes stock option activity:

                                                                  SHARES UNDER      WEIGHTED AVERAGE
                                                                     OPTION          PRICE PER SHARE
                -------------------------------------------------------------------------------------
                Balance at December 31, 1995                                  --                   --

                Granted in 1996                                          266,000        $        4.67
                                                                  --------------        -------------
                Balance at December 31, 1996                             266,000                 4.67

                Granted in 1997                                           51,250                 5.31
                Canceled in 1997                                         (37,375)                5.05
                                                                  ---------------       -------------
                Balance December 31, 1997                                279,875                 4.74

                Granted in 1998                                          332,500                 1.53
                Canceled in 1998                                        (338,125)                4.26
                                                                  --------------        -------------
                Balance at December 31, 1998                             274,250        $        1.45
                                                                  ==============        =============



                Shares exercisable at December 31, 1996                  123,500        $        4.24
                                                                  ==============        =============

                Shares exercisable at December 31, 1997                  166,475        $        4.46
                                                                  ==============        =============

                Shares exercisable at December 31, 1998                   12,500        $        0.31
                                                                  ==============        =============


        On May 12, 1998, the Company's Board of Directors approved the repricing of all outstanding incentive and nonqualified stock options, totaling 300,000 shares, to the then current fair market value of $1.50.

        The following table summarizes information about stock options outstanding at December 31, 1998:


         RANGE OF       NUMBER          WEIGHTED          WEIGHTED AVERAGE           NUMBER           WEIGHTED
         EXERCISE      OF SHARES         AVERAGE              REMAINING             OF SHARES          AVERAGE
         PRICES       OUTSTANDING    EXERCISE PRICE       CONTRACTUAL LIFE         EXERCISABLE     EXERCISE PRICE
-----------------------------------------------------------------------------------------------------------------
            $1.50       261,750         $    1.50                 10                     --                --
             0.31        12,500              0.3125                3                 12,500            0.3125
                       --------------------------------------------------------------------------------------
                        274,250         $    1.45                9.1                 12,500            0.3125
                        =====================================================================================


        In 1996, the Company adopted Statement of Financial Accounting Standards
        (SFAS) No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue following the accounting guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for options issued under the Stock Option Plan because the exercise price of all options granted was at least equal to the fair value of the common stock on the date of grant. Had compensation cost for the stock options been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, the Company's 1998, 1997 and 1996 pro forma net (loss) income and per share amounts would have been as indicated below:

                                                                1998               1997             1996
       -------------------------------------------------------------------------------------------------------
       Net income (loss) (pro forma in 1996) applicable
         to Common Stock, as reported                     $      (905,761)   $      (351,545)  $       499,765
                                                          ===============    ===============   ===============

       Net income (loss) applicable to Common
         Stock, pro forma                                 $    (1,025,974)   $      (406,770)  $       366,107
                                                          ===============    ===============   ===============

       Basic and diluted earnings (loss) (pro forma
          in 1996) per share, as reported                 $          (.16)   $          (.06)  $           .11
                                                          ===============    ===============   ===============

       Basic and diluted earnings (loss) per share,
          pro forma                                       $          (.18)   $          (.07)  $           .08
                                                          ===============    ===============   ===============


        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions and results:

                                                                       1998              1997              1996
       ------------------------------------------------------------------------------------------------------------
         Dividend yield                                                0%                0%               0%
         Expected volatility                                         102%               39%               5%
         Risk free interest rate                                       4.7%              5.8%             6%
         Expected life of options                                      9.1 Years        10 Years         10 Years
         Fair value of options on grant dates                         $1.30             $3.27            $2.06

         STOCK WARRANTS: On October 21, 1996, warrants to purchase 140,000 shares of Common Stock (the "Underwriter's Warrants") were issued in connection with the initial public offering. The Underwriter's Warrants may be exercised in whole or in part through October 20, 2001, at an exercise price of $6.00 per share. No warrants were exercised in 1998, 1997 or 1996.

9.      COMMITMENTS AND CONTINGENCIES

        EMPLOYMENT AGREEMENTS Each of the two majority shareholders has entered into an employment agreement dated June 30, 1996, with the Company providing for a minimum annual base salary of $175,000. The agreements require the Company to pay premiums for life insurance intended to fund the buy/sell agreements to which the two majority shareholders are parties, as described below. If employment is terminated by either party the two majority shareholders will receive 12 months' salary and health benefits. These agreements require each of the two majority shareholders to vote his shares for election of the other to serve on the Company's Board of Directors. Each of these agreements include confidentiality protections and prohibits each of the two majority shareholders from competing with the Company for a period equal to the period during which the Company is obligated to make severance payments.

        BUY/SELL AGREEMENTS Each of the two majority shareholders has entered into a Buy/Sell Agreement (the Agreement) with the Company and each other. Under this agreement, the Company may have the option to purchase shares from the two shareholders.


10.    OTHER INCOME

       Included in the other income for the year ended December 31, 1996 is a gain of approximately $101,000 relating to the settlement of a contract with a former client.


11.    INCOME TAXES

        Prior to October 21, 1996, the effective date of the Initial Public Offering ("IPO"), the Company had been treated for federal and state income tax purposes as an S Corporation under Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code"), and comparable state tax laws. As a result, earnings of the Company had been taxed for federal and state income tax purposes directly to the shareholders of the Company, rather than to the Company. In connection with the IPO, the Company was converted from an S Corporation to a C Corporation under the Code. In addition, as a result of the termination of its S Corporation status, in accordance with SFAS No. 109, "Accounting for Income Taxes," the Company recorded a net deferred income tax liability and corresponding deferred income tax expense of $221,700.

        The provision (benefit) for income taxes for the years ended December 31, 1998, 1997 and 1996 consists of the following:

                                                                  1998         1997         1996
       -------------------------------------------------------------------------------------------
              Current:
                Federal                                        $      --    $ (82,298)   $ 116,500
                State                                             25,000           --       31,400
                                                               ---------    ---------    ---------
                                                                  25,000      (82,298)     147,900
              Deferred                                          (575,210)    (133,202)     (15,300)
                                                               ---------    ---------    ---------
              Income tax expense (benefit) C Corporation        (550,210)    (215,500)     132,600
              Conversion from S Corporation to C Corporation          --           --      221,700
                                                               ---------    ---------    ---------
              Total income tax expense (benefit)               $(550,210)   $(215,500)   $ 354,300
                                                               =========    =========    =========

         Differences between the provisions for income taxes at the federal statutory rate and the recorded provision are summarized as follows:

                                                                1998      1997     1996
         -------------------------------------------------------------------------------
             Income tax expense (benefit) at federal
               statutory rate                                (34.0%)  (34.0%)   34.0%
             State income tax (benefit), net of
               federal benefit (cost)                         (4.5%)   (4.4%)    5.0%
             S Corporation tax (benefit)                        --       --    (25.4%)
             Conversion from S Corporation to C Corporation     --       --     26.0%
             Other                                             0.7%     0.4%     1.9%
                                                              ----     ----     ----
             Effective income tax expense (benefit)          (37.8%)  (38.0%)   41.5%
                                                              ====     ====     ====

         Net deferred tax assets (liabilities) at December 31, 1998, 1997 and 1996 are comprised of the following:

                                                                 1998          1997         1996
         -----------------------------------------------------------------------------------------
              Current deferred tax assets (liabilities):
                Allowance for doubtful accounts                $  55,000    $  59,000    $  29,200
                Contributions carryover                            8,000           --           --
                Benefit of NOL carryforwards                     336,000           --           --
                Other, net                                       (34,000)     (27,000)     (56,612)
                                                               ---------    ---------    ---------
              Income tax expense (benefit) C Corporation         365,000       32,000      (27,412)

              Non-current deferred tax assets (liabilities):
                Excess of tax over book depreciation            (341,000)    (282,000)    (179,000)
                Benefit of NOL carryforwards                     478,000      130,000           --
                Other, net                                            --       46,790           --
                                                               ---------    ---------    ---------
              Total income tax expense (benefit)                 137,000     (105,210)    (179,000)
                                                               ---------    ---------    ---------
              Total deferred tax assets (liabilities)          $ 502,000    $ (73,210)   $(206,412)
                                                               =========    =========    =========

        Realization of deferred tax assets associated with the net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Management believes that it is more likely than not that all of these net operating loss carryforwards will be used, thus no valuation allowance has been established.

        As of December 31, 1998 and 1997, the Company had federal net operating loss carryforwards of approximately $1,581,000 and $290,000, respectively. The net operating loss carryforwards will expire beginning in 2012.


12.    RESTRUCTURING COSTS

        In December 1997, in connection with management's plans to reduce costs and improve operating efficiencies, the Company transferred the outbound calling services performed at its Lombard call center to various other call centers. As a result, the Company recorded a restructuring charge of $388,563, as detailed below, all charges of which remained in accrued liabilities at December 31, 1997. During 1998, $379,281 of these amounts were paid and $9,282 remained in accrued liabilities at December 31, 1998. The principal actions in the plan involve the consolidation of the outbound call center operations in Lombard, Illinois into existing ACI call centers in Merrillville, Indiana and Pierre, South Dakota.

           The major components of the restructuring charges are as follows:

                Occupancy costs                                   $      178,700
                Write down of furniture and equipment                    128,200
                Severance and related costs                               41,700
                Other                                                     39,963
                                                                  --------------
                                                                  $      388,563
                                                                  ==============

        In June 1998, the Company recorded an additional restructuring charge of $65,000, all of which has been paid at December 31, 1998, to cover various expenses associated with the closing of its Lombard inbound call center operations.


13.    RETIREMENT PLAN

        Effective January 1, 1998, the Company established a 401(k) pension plan covering substantially all of its employees who are at least 21 years of age, have completed at least six months continuous employment and work more than 1,000 hours per year. Participants may elect to defer from 1% to 15% of their salary and are 100% vested in their own contributions. The plan allows for the Company to make discretionary matched contributions. These contributions, if any, vest to the employee at the rate of 20% per year of employment so that the employee would be fully vested in the Company's discretionary contribution upon attaining five years of employment of greater than 1000 hours per year. The Company's discretionary contributions to the plan are determined annually by the Board of Directors. Total discretionary contributions contributed by the Company were $0 for the year ended December 31, 1998.


14.    SUPPLEMENTAL CASH FLOW INFORMATION

                                                                       1998               1997              1996
       ------------------------------------------------------------------------------------------------------------
        The Company paid cash for interest and income taxes as follows:

           Interest                                               $       59,300    $      13,800    $      151,000

           Income taxes (refunds received)                              (575,301)         648,400             3,700

        Non-cash investing and financing activities included:

           Equipment acquired through capital leases                     372,774               --           546,551

           Deferred grants receivable                             $      100,000    $     150,000    $           --



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 9.           DIRECTORS, EXECUTIVE  OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by Item 9 regarding the Company's executive officers is set forth in Part I of this report. The information required by Item 9 concerning the directors of the Company is incorporated by reference from the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders under the caption "Election of Directors." The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.

         The information required by Item 9 relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders under the caption "Compliance with Section 16(a)of the Exchange Act". The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.


ITEM 10.          EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated herein by reference to the section labeled "Executive Compensation" which appears in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders. The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 11 is incorporated herein by reference to the section labeled "Principal Shareholders and Management Shareholdings" which appears in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders. The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is incorporated by reference to the section labeled "Certain Transactions" which appears in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders. The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits. Exhibits are numbered in accordance with Item 601 of Regulation S-B. See "Exhibit Index" immediately following the signature page of this Form 10-KSB.

(b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the fourth quarter of the year ending December 31, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ACI TELECENTRICS, INC.

Dated:  March 30, 1999           By:  /s/ RICK N. DIAMOND
                                      -----------------------------------------
                                      Rick N. Diamond, Chief Executive Officer

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

SIGNATURE AND TITLE                                                   DATE
-------------------                                                   ----

/s/ RICK N. DIAMOND                                              March 30, 1999
---------------------------------------------
Rick N. Diamond, Chief Executive Officer
and Director......(principal executive officer)

/s/ GARY B. COHEN.                                               March 30, 1999
--------------------------------------------
Gary B. Cohen, President, Chief Financial Officer
and Director (principal financial and accounting officer)

/s/ DOUGLAS W. FRANCHOT                                          March 30, 1999
--------------------------------------------
Douglas W. Franchot, Director

/s/ PHILLIP T. LEVIN                                             March 30, 1999
--------------------------------------------
Phillip T. Levin, Director

/s/ SEYMOUR LEVY                                                 March 30, 1999
--------------------------------------------
Seymour Levy, Director

/s/ JAMES W. LUPIENT                                             March 30, 1999
--------------------------------------------
James W. Lupient, Director

/s/ THOMAS F. MADISON                                            March 30, 1999
--------------------------------------------
Thomas F. Madison, Director

                             ACI TELECENTRICS, INC.

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

4.2     Articles of Incorporation (filed as Exhibit 3.1)

4.3     Bylaws (filed as Exhibit 3.2)

10.1 1996 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form SB-2, SEC File No. 333-05370)**

10.2    1996 Employee Stock Purchase Plan (Incorporated by reference to Exhibit
        10.2 to Registration Statement on Form SB-2, SEC File No. 333-05370)**

10.3 Employment Agreement with Rick N. Diamond, dated June 30, 1996 (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form SB-2, SEC File No. 333-05370)**

10.4 Employment Agreement with Gary B. Cohen, dated June 30, 1996 (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2, SEC File No. 333-05370)**

10.5 Buy/Sell Agreement by and among Automated Communications, Incorporated, Rick N. Diamond and Gary B. Cohen, dated June 30, 1996 (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2, SEC File No. 333-05370)**

10.6 Installment Note by Twin Valley Communications, Incorporated in favor of Northwest Minnesota Initiative Fund, dated June 15, 1994 (including documents related thereto) (Incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.7 Promissory Note by Twin Valley Communications, Incorporated in favor of City of Twin Valley, dated June 15, 1994 (including documents related thereto) (Incorporated by reference to Exhibit 10.8 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.8 Note by Automated Communications, Incorporated in favor of Twin Valley State Bank, dated September 13, 1993 (including documents related thereto) (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.9 Loan Commitment Agreement by and between Twin Valley Communications, Incorporated and Northwest Regional Development Commission, dated June 15, 1994 (including documents related thereto) (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.10 Lease Agreement by and between ACKY-3100 Lake Limited Partnership and Automated Communications, Incorporated, dated June 13, 1995 (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.11 Sublease by and between Valley City-Barnes County Development Corporation and Valley City Communications, Incorporated, dated April 24, 1995 (Incorporated by reference to Exhibit 10.13 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.12 Sublease by and between Forward Devils Lake Corporation and Devils Lake Communications, Incorporated, dated January 2, 1996 (Incorporated by reference to Exhibit 10.14 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.13 Lease by and between Twin Valley-Ulen Telephone Company, Inc. and Twin Valley Communications, Incorporated, dated September 1, 1993 (Incorporated by reference to Exhibit 10.15 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.14 Amended and Restated Equipment Lease (with Purchase Option) by and between Valley City-Barnes County Development Corporation and Valley City Communications, Incorporated, dated June 15, 1995

10.15 Vehicle Lease Agreement by and between Lupient Leasing and Automated Communications, Incorporated, dated December 15, 1995 (Incorporated by reference to Exhibit 10.22 to Registration Statement on Form SB-2, SEC File No. 333-05370)**

10.16 Equipment Lease by and between Forward Devils Lake Corporation and Devils Lake Communications, Incorporated, dated May 1, 1996 (Incorporated by reference to Exhibit 10.24 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.17 Lease Agreement by and between Sanwa Leasing Corporation and Automated Communications, Incorporated, dated July 20, 1995 (Incorporated by reference to Exhibit 10.25 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.18 Agreement for telemarketing services with Cy DeCosse, Inc. (Incorporated by reference to Exhibit 10.27 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.19 Agreement for telemarketing services with CIDCO, Inc. (Incorporated by reference to Exhibit 10.28 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.20 Lease Agreement by and between Redfield Industrial Development Corporation and ACI Telecentrics, Incorporated, dated November 26, 1996

10.21 Stock Purchase Agreement dated August 1, 1997, by and among ACI Telecentrics Incorporated and Encyclopaedia Britannica, Inc. (Incorporated by reference to Exhibit 2.1 to Form 8-K, SEC File No. 000-21557)

10.22 Lease Agreement by and between Kay Barth and ACI Telecentrics, Incorporated dated April 13, 1997. (Incorporated by reference to Exhibit
        10.31 to Form 10-KSB for the year ended December 31, 1998)

10.23 Lease Agreement by and between C. H. Young, Trustee, and Mary M. Young, Trustee and ACI Telecentrics dated September 5, l997. (Incorporated by reference to Exhibit 10.32 to Form 10-KSB for the year ended December 31, 1998)

10.24 Lease Agreement by and between Wilkinson Development, Inc. and ACI Telecentrics, Incorporated dated September 9, 1997. (Incorporated by reference to Exhibit 10.33 to Form 10-KSB for the year ended December 31, 1998)

10.25 Memorandum of Understanding for Project #97-ED-008 between the Nebraska Department of Economic Development, the City of Chadron Nebraska, Dawes County Nebraska and ACI Telecentrics, Incorporated. (Incorporated by reference to Exhibit 10.34 to Form 10-KSB for the year ended December 31, 1998)

10.26 Memorandum of Understanding for Project # 97-ED-014 between Nebraska Department of Economic Development, the City of Ogallala Nebraska and ACI Telecentrics, Incorporated. (Incorporated by reference to Exhibit
        10.35 to Form 10-KSB for the year ended December 31, 1998)

10.27 Memorandum of Understanding for project # 97-ED-015 between Nebraska Department of Economic Development, the City of Valentine Nebraska and ACI Telecentrics, Incorporated. (Incorporated by reference to Exhibit
        10.36 to Form 10-KSB for the year ended December 31, 1998)

10.28 Lease Agreement by and between Pierre Economic Development Corporation and ACI Telecentrics, Incorporated originally dated May 5, 1997 and amended March 4, 1998. (Incorporated by reference to Exhibit 10.37 to Form 10-KSB for the year ended December 31, 1998)

10.29 $2 million revolving line of credit loan between National City Bank and ACI Telecentrics, Inc. (Incorporated by reference to Exhibit 10.38 to Form 10-QSB for the quarter ended March 31, 1998)

23*     Consent of Deloitte & Touche LLP, independent public accountants

24*     Power of Attorney (included on signature page of this Report)

27*     Financial Data Schedule


---------------------


*       Filed herewith
** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to the Form 10-KSB