Form 10QSB
period 1999-03-31
ACI TELECENTRICS INC
filed 1999-05-14
CIK 1020998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-QSB

(Mark One)

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

     The Company had 5,742,812 shares of common stock, no par value per share, outstanding as of May 7, 1999.

     Transitional Small Business Disclosure Format (Check One): YES [ ] NO [X]

                         ACI TELECENTRICS, INCORPORATED
                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                                                          PAGE #
                                                                          ------

PART I           FINANCIAL INFORMATION


Item 1           Consolidated Financial Statements (unaudited)
                       Balance Sheets                                       3
                       Statements of Operations                             4
                       Statements of Cash Flows                             5
                       Notes to Financial Statements                        6

Item 2           Management's Discussion and Analysis of
                       Financial Condition and Results of Operations        8



PART II          OTHER INFORMATION

Item 4           Submission of Matters to a Vote of Security Holders        12

Item 6           Exhibits and Reports on Form 8-K                           13


Signature Page                                                              14

PART I      FINANCIAL INFORMATION
ITEM 1      FINANCIAL STATEMENTS

                         ACI TELECENTRICS, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                             March 30,       December 31,
                                                                               1999              1998
                                                                           ------------      ------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                              $    571,160      $  1,300,681
    Trade receivables, less allowance for doubtful
           accounts of $126,944 and $140,000, respectively                    3,795,918         1,456,431
    Deferred income taxes                                                       290,200           365,000
    Prepaid expenses                                                            108,695           111,117
    Other current assets                                                         53,927           131,667
                                                                           ------------      ------------
                  Total Current Assets                                        4,819,900         3,364,896

Property and equipment, net of accumulated depreciation                       2,663,943         2,824,381

OTHER ASSETS:
    Goodwill, less accumulated amortization of
           $116,437 and $99,000, respectively                                   934,339           951,858
    Deferred income taxes                                                       137,000           137,000
    Other assets                                                                 38,806            63,676
                                                                           ------------      ------------
                  Total other assets                                          1,110,145         1,152,534
                                                                           ------------      ------------
TOTAL ASSETS                                                               $  8,593,988      $  7,341,811
                                                                           ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Revolving line of credit                                               $    600,000      $         --
    Trade accounts payable                                                      830,500           482,628
    Accrued expenses                                                            486,640           204,728
    Income taxes payable                                                          5,713            15,713
    Current portion of long-term debt and capital lease obligations             350,928           356,980
                                                                           ------------      ------------
                  Total current liabilities                                   2,273,781         1,060,049

LONG TERM LIABILITIES:
    Long-term debt and capital lease obligations, less current portion           26,872           257,711
    Deferred capital lease liabilities                                          616,751           473,201
                                                                           ------------      ------------
                  Total long-term liabilities                                   643,623           730,912

SHAREHOLDERS' EQUITY:
    Common stock, no par value;
           Authorized - 15,000,000
           Issued and outstanding shares - 5,742,812
             and 5,731,471, respectively                                      6,623,761         6,620,145
    Accumulated deficit                                                        (947,177)       (1,069,295)
                                                                           ------------      ------------
                  Total shareholders' equity                                  5,676,584         5,550,850
                                                                           ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $  8,593,988      $  7,341,811
                                                                           ============      ============

See accompanying notes to consolidated financial statements.

                         ACI TELECENTRICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       Three Months Ended
                                                                            March 31
                                                                 ------------------------------
                                                                     1999              1998
                                                                 ------------      ------------
TELEMARKETING REVENUES                                           $  4,688,767      $  3,528,911

COST OF SERVICES                                                    2,678,013         2,000,723

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                           1,809,314         1,922,154
                                                                 ------------      ------------

OPERATING INCOME (LOSS)                                               201,440          (393,966)

OTHER INCOME (EXPENSE)
      Interest income                                                   6,597            14,583
      Interest expense                                                (11,119)           (8,520)
      Other, net                                                           --              (195)
                                                                 ------------      ------------
      Total other income (expense)                                     (4,522)            5,868
                                                                 ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES                                     196,918          (388,098)

INCOME TAX EXPENSE (BENEFIT)                                           74,800          (144,000)
                                                                 ------------      ------------

NET INCOME (LOSS)                                                $    122,118      $   (244,098)
                                                                 ============      ============

Basic and diluted net income (loss) per share                    $        .02      $       (.04)
                                                                 ============      ============

Basic shares used in computing net income (loss) per share          5,742,434         5,714,778
                                                                 ============      ============

Diluted shares used in computing net income (loss) per share        5,756,921         5,714,778
                                                                 ============      ============

See accompanying notes to consolidated financial statements.

                         ACI TELECENTRICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Three Months Ended March 31,
                                                                ------------------------------
                                                                    1999              1998
                                                                ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               $    122,118      $   (244,098)
Adjustments to reconcile net income (loss) to net cash
           provided by (used in) operating activities:
      Depreciation and amortization                                  251,080           220,576
      Provision for losses on accounts receivable                    (13,056)               --
      Amortization of deferred capital lease liabilities             (47,850)          (20,349)
      Deferred income taxes                                           74,800            (7,886)
Changes in operating assets and liabilities:
           Trade receivables                                      (2,326,431)         (912,184)
           Prepaid expenses                                            2,422                --
           Other current assets                                       77,740           (24,763)
           Checks written in excess of bank balance                       --           168,281
           Accounts payable and accrued expenses                     629,784          (117,793)
           Income taxes                                              (10,000)          219,479
                                                                ------------      ------------
                  Net cash used in operating activities           (1,239,393)         (718,737)
                                                                ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                             (73,123)          (65,616)
      Decrease (increase) in other assets                             24,870           (48,961)
      Decrease (increase) in restricted investments                       --            (6,655)
                                                                ------------      ------------
                  Net cash used in investing activities              (48,253)         (121,232)
                                                                ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from revolving line of credit                         600,000           100,000
      Net proceeds from issuance of common stock                       3,616            18,504
      Proceeds from sale and leaseback of equipment                       --            93,922
      Repayments of long-term debt and capital leases                (45,491)          (31,499)
                                                                ------------      ------------
                  Net cash provided by financing activities          558,125           180,927
                                                                ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (729,521)         (659,042)

CASH AND CASH EQUIVALENTS AT BEGINNING
      OF PERIOD                                                    1,300,681           659,042
                                                                ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $    571,160      $         --
                                                                ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   NON CASH TRANSACTIONS:
      Equipment acquired through capital leases                 $         --      $    184,589

   CASH PAID FOR INTEREST AND TAXES:
      Income taxes paid (refunds received)                      $     10,000      $   (355,531)
      Cash paid for interest                                    $      9,241      $      8,520

See accompanying notes to consolidated financial statements.

                         ACI TELECENTRICS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


(1) BASIS OF PRESENTATION

         The balance sheet of ACI Telecentrics, Incorporated and subsidiary (the "Company") as of March 31, 1999 and the related statements of operations and cash flows for the three months ended March 31, 1999 and 1998, have been prepared by the Company without being audited. In the opinion of management, these statements reflect all adjustments consisting of all normal recurring entries necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of operations and cash flows for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Form 10-KSB. The results of operations for interim periods are not necessarily indicative of results which will be realized for the full fiscal year.

         Effective January 1999, the Company dissolved its only subsidiary ACI Telecentrics of Illinois, Inc., and merged its operations into ACI Telecentrics, Inc. These financial statements include the consolidated balance sheet as of December 31, 1998 and the related consolidated statements of operations and cash flows for the three month period of January 1, 1998 through March 31, 1998. The balance sheet at March 31, 1999 and the related statements of operations and cash flows for the three months ended March 31, 1999 are for the merged entity.

(2) EARNINGS (LOSS) PER SHARE (SFAS 128)

         Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" was issued in February 1997 and requires the presentation of earnings per share on a basic and diluted basis. Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed after giving effect to the exercise of all dilutive outstanding options and warrants. The Company adopted SFAS No. 128 in 1997. Both basic and diluted earnings per share for the three months ending March 31, 1999 were the same. Both basic and diluted earnings per share for the three months ended March 31, 1998 were the same due to net losses; the impact of the potential common shares outstanding would have been anti-dilutive. The following table reconciles the denominators used in computing basic and diluted earnings per share:

                                                            Three Months Ended
                                                                 March 31,
                                                             1999         1998
                                                             ----         ----
             Weighted average common shares outstanding   5,742,434    5,714,778
             Effect of dilutive stock options                14,487           --
                                                         -----------------------
                                                          5,756,921    5,714,778
                                                         =======================

(3) DISCONTINUED OPERATIONS

         During May 1998 the Company closed its inbound call center operations in Lombard, IL. As a result, the Company exited the inbound call center business. The net loss, on an after tax basis, accounted for $79,000 ($.01 per share) of the loss for the three months ending March 31, 1998.

(4) PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

             Furniture                                            985,915
             Equipment                                          4,166,517
             Leasehold Improvements                               129,122
                                                               ----------
                                                                5,281,554
             Less accumulated depreciation and amortization     2,617,611
                                                               ----------
             Net property and equipment                        $2,663,943
                                                               ==========

         The Company has equipment under capitalized leases totaling $513,615.

(5) LINE OF CREDIT

         At March 31, 1999, the Company had outstanding borrowings of $600,000 under its $2 million revolving line of credit. The loan agreement contains provisions requiring compliance with certain financial covenants. As of March 31, 1999, the Company failed to comply with certain loan covenants. The Company expects to obtain a waiver to the loan covenant violations for March 31, 1999. Additionally, the Company and its lending institution are in the process of amending the appropriate covenants and management believes that it will be able to maintain compliance with the expected debt covenants during 1999.

(6) SUBSEQUENT EVENT

         On April 15, 1999 the Company announced that it would close its Devils Lake, North Dakota call center effective May 28, 1999 and move the work being done in this facility to the Company's other eight call centers. A number of factors led to this decision, including the recent decision by the City of Devils Lake to facilitate the opening of a call center by a competing teleservices firm.

PART I  FINANCIAL INFORMATION
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         ACI Telecentrics, Incorporated (ACI) provides telephone-based sales and marketing services primarily to the telecommunications, insurance, publishing and financial services industries. ACI was established in 1987 in Minneapolis, Minnesota. The Company operates nine outbound call centers in five Midwest states, which, as of March 31, 1999 had 454 calling stations. The Company had 960 full and part-time employees as of March 31, 1999.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999, COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         REVENUE. Revenues for the three months ended March 31, 1999 increased $1,159,856, or 32.9% to a record $4,688,767, compared to first quarter 1998 revenues of $3,528,911. Billable hours increased by 41.9% when compared to the prior year period, however, revenue per billable hour decreased by approximately 6.1% when compared to the first quarter of 1998. During the period the Company also utilized other telemarketing companies to perform some of its services, although to a lesser extent than during the same period in 1998. The Company derived 5.6% of its first quarter 1999 revenues from outsourcing compared to 10.8% during the same period in 1998. The Company operated 454 call stations at March 31, 1999 compared to 411 at March 31, 1998.

         Telecommunications clients provided approximately 50% of first quarter 1999 revenues compared to approximately 53% of revenues during the first quarter of 1998. During the 1999 period the Company's largest client represented approximately 35% of total revenue. During the prior year period the Company's largest client represented approximately 35% of total revenue. Other industry segments and their percentages of revenue in 1999 include publishing (22%), insurance (6%) and financial services (22%).

         COST OF SERVICES. Cost of services in the first quarter of 1999 increased $677,290, or 33.9% to $2,678,013, compared to $2,000,723 in the first quarter of 1998. First quarter 1999 labor and benefit costs increased by $613,423, or 48.4% when compared to the first quarter of 1998. Long distance telephone costs for telemarketing operations increased by $123,248, or 30.5% in the first quarter of 1999 when compared to the 1998 period. These expense increases were partially offset by a decrease in outsourced telemarketing service costs of $103,262, or 34.1% when compared to the first quarter of 1998.

         As a percentage of revenue, cost of services for the 1999 first quarter increased slightly to 57.1% compared to 56.7% in the first quarter of 1998. The 0.4% increase in cost of services was the result of a 4.2% increase in labor and benefit costs and a 0.5% increase in other cost of services expenses. These increases were partially offset by the 4.3% decrease in outsourced services expenses. Outsourcing services are costs associated with the Company's utilization of other telemarketing companies for telemarketing some of its client's programs. During the first quarter of 1999 the outsourced services had a cost of 75.8% compared to 79.3% during the 1998 period. First quarter cost of services for internally generated telemarketing was 56% in 1999 and 54% in 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total selling, general and administrative expenses for the first quarter of 1999 decreased $112,840, or 5.9% to $1,809,314, from $1,922,154 during the first quarter of 1998. As a percentage of revenue, first quarter 1999 selling general and administrative expenses decreased by 15.9% to

38.6% compared to 54.5% during the first quarter of 1998. Selling, general and administrative expenses for call center operations decreased $121,256 during the first quarter of 1999 when compared to the same period in 1998. The entire decrease can be attributed to the closing of the Lombard, Illinois inbound call center in May of 1998 which has a full quarter effect in 1999. Corporate selling, general and administrative expenses increased $8,416 during the same period. Salary and related benefits, for call center and corporate operations, accounted for $60,427, or 53.6% of the first quarter 1999 expense decrease.

         OPERATING INCOME (LOSS). As a result of the factors discussed above, the Company experienced first quarter operating income of $201,440, a $595,406 increase compared to the first quarter 1998 operating loss of $393,966. As a percentage of revenue, operating income during the quarter was 4.3% compared to a loss of 11.2% during the first quarter of 1998. The Company's closed inbound call center in Lombard, Illinois accounted for approximately $125,000 ($79,000 on an after tax basis) of the 1998 operating loss.

         OTHER INCOME AND EXPENSES, NET. Other expenses were $4,522 in 1999 compared to an income of $5,868 in 1998. Interest was a net expense amount of $4,522 compared to a net income amount of $6,063 in 1998. The decrease in net interest income was the result of lower cash investment balances producing lower interest income and an increase in interest expense resulting from the full quarter effect of $513,615 of leased equipment.

         NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE. Pretax income for the first quarter of 1999 was $196,918, a $585,016 increase compared to a pretax loss of $388,098 loss in the first quarter of 1998. The Company recorded income tax expense of $74,800, an effective tax rate of 38%, for the first quarter of 1999 compared to an income tax benefit of $144,000, an effective tax rate of 37%, in the first quarter of 1998. Net income for the first quarter 1999 was $122,118, or $.02 per share on a basic and fully diluted basis compared to a net loss of $244,098, or $.04 per share in the first quarter of 1998.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically used cash from operating activities, bank borrowings, capital leases and public and private sector financing received in connection with the opening of call centers as its primary sources of liquidity. The public and private sector (grants/financings) included low interest rate loans, forgivable loan arrangements, and reimbursement for certain expenses and leasehold improvements. In November 1997 the Company's Board of Directors authorized a $2 million revolving line of credit which became effective in January 1998. At March 31, 1999, the Company had outstanding borrowings of $600,000 under the line of credit.

         At March 31, 1999, the Company had cash and cash equivalents of $571,160 compared to $1,300,681 at December 31, 1998. For the three months ended March 31, 1999 cash used by operating activities was $1,239,393 compared to cash used by operating activities of $718,737 in the 1998 period. Cash used in 1999 first quarter operating activities was primarily the result of an increase of $2,326,431 in Accounts Receivable balances which resulted from the 32.9% increase in first quarter revenue. This increase was partially offset by cash provided by first quarter net income of $122,118, depreciation and amortization of $251,080, changes in working capital components of $699,946 and non-cash items of $13,894. Cash flows used by operating activities in the 1998 period included the net loss of $244,098, changes in working capital components of $666,980 and non-cash items of $28,235. These uses were partially offset by cash provided by depreciation and amortization of $220,576.

         Net cash used by investing activities in the three months ended March 31, 1999 was $48,253 compared to net cash used by investing activities of $121,232 in 1998. The purchase of $73,122 of property and equipment was partially offset by a decrease of $24,869 in other assets. During the 1998 period the Company had net purchases of property and equipment of $65,616. Increases in other assets accounted for the remaining $55,616 used by investing activities in the 1998 period.

         Net cash provided by financing activities during the first quarter of 1999 was $558,125 compared to $180,927 during the first quarter of 1998. The primary source of this cash was $600,000 borrowed under the Company's revolving line of credit. In addition, the Company issued stock from its Employee Stock Purchase Plan for $3,616. Proceeds for the first quarter of 1999 were partially offset by repayments of long-term debt and capital leases in the amount of $45,491. Cash flows from financing activities during the first quarter of 1998 included $100,000 borrowed under the Company's revolving line of credit, $93,922 received from the sale and leaseback of capital equipment leases for equipment purchased in 1997 and proceeds of $18,504 from the issuance of common stock under the Company's Employee Stock Purchase Plan. These cash proceeds were partially offset by repayment of long-term debt and capital leases in the amount of $31,499.

         During the three months ending March 31, 1999 the Company did not acquire any assets through capital leases. During the comparable 1998 period the Company financed $184,589 of asset purchases through capital leases.

         As a result, net cash and cash equivalents decreased by $729,521 during the first quarter of 1999 compared to a decrease of $659,042 in 1998. The Company believes that funds available at March 31, 1999, together with funds which should be generated from future operations and amounts available under its revolving line of credit arrangement, will be sufficient to finance its current and future business operations including working capital requirements. Should the Company be unable to obtain a waiver of the loan covenant violations from its lending institution the Company would likely need to obtain replacement financing or raise additional capital within 45 days. The Company has no material commitments for capital expenditures for 1999.


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

         As of March 31, 1999 and December 31, 1998, the Company failed to comply with certain loan covenants. The Company expects to obtain a waiver to the loan covenant violations for January, February and March 31, 1999 as well as December 31, 1998. While the Company expects to obtain a waiver from the loan covenant violations, no assurance can be given that the lending institution will grant these waivers. Additionally, the Company and its lending institution are currently in the process of amending the appropriate covenants and management believes that it will be able to maintain compliance with the expected debt covenants during 1999. In the event that the Company would not maintain compliance with the amended covenants it expects that cash flows from operations will be sufficient to continue funding ongoing operations.

         Management believes that total marketing expenditures by US companies directed towards telemarketing will continue to grow and that the trend for these companies will be towards outsourcing their telemarketing programs to companies like ACI, which should result in an increase in the Company's calling revenue in 1999. There is no assurance that the Company's marketing efforts will generate new business or that businesses will continue to outsource their telemarketing needs. Client demand is extremely volatile in the Company's business and may decrease notwithstanding the Company's efforts to diversify and stabilize its client base. There is no assurance that client demand will fulfill expectations based on current and anticipated customer orders and that business will be generated from new customers at anticipated levels. As is common in the telemarketing industry, the Company's projects are often not subject to formal contracts, the agreements with its clients do not assure that ACI will generate a specific level of revenue, do not designate ACI as the client's exclusive service provider, and are terminable by the client on relatively short notice and without penalty. In addition, the amount of revenues ACI generates from a particular client generally is dependent upon their customers' interest in, and use of, the client's products or services.

         The Company believes that it has enough capacity in its existing call centers, even after it closes its Devils Lake, North Dakota call center as discussed in footnote 6 to the financial statements, to handle the anticipated increases in calling hours from existing and new clients. While the Company has not finalized this transaction the Company does not anticipate the costs associated with the closing of this facility to be material. There also is no assurance that all of the work being performed at the Devils Lake call center will be successfully absorbed by other call centers.

         While the Company anticipates an increase in demand for its services during the remainder of 1999, there is no assurance that the Company, due to the current low unemployment levels, will be able to hire and train all of the necessary personnel in the most cost-efficient manner to fully utilize the currently existing capacity to meet this increased demand.

         During the first quarter of 1999, the Company reduced its selling, general and administrative expenses by over $100,000, when compared to the fourth quarter of 1998 and to the lowest total expense of any quarter since the second quarter of 1997. These reductions are a result of the Company's effort to improve its processes to reduce costs and increase the efficiency of the organization. However, if the Company's growth continues, the Company may not be able to maintain its lower level of SG&A expenses if client demand continues to grow. There is no assurance that further cost reductions will continue to be realized or that these costs can be contained.

         During the first quarter of 1999 the Company returned to profitability for the first time since the second quarter of 1997; a time span of seven quarters. There is no assurance that the Company will be able to maintain profitability in 1999.


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

         The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company has completed an assessment of its internal information systems and has determined that its financial and operational systems (1) are year 2000 compliant; (2) can be upgraded to be year 2000 compliant without significant cost or effort; or (3) do not pose a significant issue to the Company if left uncorrected. The Company has already begun necessary software conversion and programming modifications to comply with the Year 2000 issues and believes that all other appropriate actions are being taken. Total costs to upgrade the Company's internal information systems are not material to the operations of the Company and are not expected to materially impact earnings. During the fourth quarter of 1998 and the first quarter of 1999 the Company, as part of equipment and software enhancements to its call processing technology and capabilities, also upgraded its call processing software to be year 2000 compliant in all nine (9) of its call centers. Total costs for the equipment and software enhancements, including year 2000 compliance, was approximately $147,500. These costs were capitalized. Additional costs to upgrade the Company's internal information systems are expected to cost approximately $125,000.

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

         The Company expects to complete its overall Year 2000 conversions prior to any impact on its operations. However, should the Company not be able to complete its Year 2000 conversions prior to an impact on its operations, the Company has not developed a contingency plan to deal with any issues that may arise as a result of systems that stop processing date related computations or processes them incorrectly. In addition, the Company has not yet developed a contingency plan for any failure of the Company's customers and/or suppliers systems and applications to be Year 2000 compliant.


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

                                                ACI TELECENTRICS, INCORPORATED
                                                Registrant


Dated: /s/May 13, 1999                   By:    /s/GARY B. COHEN
       -----------------                        -------------------------------
                                                Gary B. Cohen
                                                President and Chief
                                                  Financial Officer
                                                (Principal Accounting Officer)


Dated: /s/May 13, 1999                   By:    /s/RICK N. DIAMOND
       -----------------                        -------------------------------
                                                Rick N. Diamond
                                                Chief Executive Officer and
                                                  Director