Form 10QSB
period 1999-06-30
ACI TELECENTRICS INC
filed 1999-08-13
CIK 1020998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-QSB

 (Mark One)

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

      The Company had 5,756,267 shares of common stock, no par value per share, outstanding as of August 5, 1999.

      Transitional Small Business Disclosure Format (Check One): YES [ ] NO [X]

                         ACI TELECENTRICS, INCORPORATED
                                   FORM 10-QSB

                                TABLE OF CONTENTS


PART I           FINANCIAL INFORMATION


Item 1           Consolidated Financial Statements (unaudited)
                       Balance Sheets
                       Statements of Operations
                       Statements of Cash Flows
                       Notes to Financial Statements

Item 2           Management's Discussion and Analysis of
                       Financial Condition and Results of Operations



PART II          OTHER INFORMATION

Item 4           Submission of Matters to a Vote of Security Holders

Item 6           Exhibits and Reports on Form 8-K


Signature Page

PART 1        FINANCIAL INFORMATION
ITEM 1        FINANCIAL STATEMENTS

                         ACI TELECENTRICS, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                                                                            June 30,       December 31,
                                                                              1999             1998
                                                                          (Unaudited)
                                                                          ------------     ------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                             $    405,459     $  1,300,681
    Trade receivables, less allowance for doubtful
           accounts of $127,697 and $140,000, respectively                   4,608,264        1,456,431
    Deferred income taxes                                                      131,300          365,000
    Prepaid expenses                                                            37,979          111,117
    Other current assets                                                        27,566          131,667
                                                                          ------------     ------------
                  Total Current Assets                                       5,210,568        3,364,896

Property and equipment, net of accumulated depreciation                      2,482,457        2,824,381

OTHER ASSETS:
    Goodwill, less accumulated amortization of
           $133,955 and $99,000, respectively                                  916,820          951,858
    Deferred income taxes                                                      137,000          137,000
    Other assets                                                                34,235           63,676
                                                                          ------------     ------------
                  Total other assets                                         1,088,055        1,152,534
                                                                          ------------     ------------
TOTAL ASSETS                                                              $  8,781,080     $  7,341,811
                                                                          ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Revolving line of credit                                              $    350,000     $         --
    Trade accounts payable                                                     975,325          482,628
    Accrued expenses                                                           689,592          204,728
    Income taxes payable                                                         5,713           15,713
    Current portion of long-term debt and capital lease obligations            303,068          356,980
                                                                          ------------     ------------
                  Total current liabilities                                  2,323,698        1,060,049

LONG TERM LIABILITIES:
    Long-term debt and capital lease obligations, less current portion         168,742          257,711
    Deferred capital lease liabilities                                         350,000          473,201
                                                                          ------------     ------------
                  Total long-term liabilities                                  518,742          730,912

SHAREHOLDERS' EQUITY:
    Common stock, no par value;
           Authorized - 15,000,000
           Issued and outstanding shares - 5,743,812
             and 5,731,471, respectively                                     6,624,261        6,620,145
    Accumulated deficit                                                       (685,621)      (1,069,295)
                                                                          ------------     ------------
                  Total shareholders' equity                                 5,938,640        5,550,850
                                                                          ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $  8,781,080     $  7,341,811
                                                                          ============     ============


See accompanying notes to consolidated financial statements.

                         ACI TELECENTRICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Three Months Ended                Six Months Ended
                                                   June 30,                         June 30,
                                        -----------------------------     -----------------------------
                                            1999             1998             1999             1998
                                        ------------     ------------     ------------     ------------
TELEMARKETING REVENUES                  $  5,498,648     $  4,329,991     $ 10,187,415     $  7,858,902

COST OF SERVICES                           3,136,027        2,492,710        5,814,040        4,493,433

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                  1,923,383        2,330,344        3,732,697        4,252,498
                                        ------------     ------------     ------------     ------------


OPERATING INCOME (LOSS)                      439,238         (493,063)         640,678         (887,029)

OTHER INCOME (EXPENSE)
      Interest income                          2,892            9,148            9,489           23,731
      Interest expense                       (15,953)         (17,494)         (27,072)         (26,014)
      Other, net                              (5,721)          10,328           (5,721)          10,133
                                        ------------     ------------     ------------     ------------
      Total other income (expense)           (18,782)           1,982          (23,304)           7,850
                                        ------------     ------------     ------------     ------------

INCOME (LOSS) BEFORE TAXES                   420,456         (491,081)         617,374         (879,179)

INCOME TAX EXPENSE (BENEFIT)                 158,900         (191,000)         233,700         (335,000)
                                        ------------     ------------     ------------     ------------

NET INCOME (LOSS)                       $    261,556     $   (300,081)    $    383,674     $   (544,179)
                                        ============     ============     ============     ============

Basic and diluted net income (loss)
      per share                                  .05             (.05)             .07             (.09)
                                        ============     ============     ============     ============

Basic shares used in computing net
      income (loss) per share              5,743,263        5,714,800        5,742,851        5,714,800
                                        ============     ============     ============     ============

Diluted shares used in computing net
      income (loss) per share              5,761,970        5,714,800        5,760,994        5,714,800
                                        ============     ============     ============     ============


See accompanying notes to consolidated financial statements.

                         ACI TELECENTRICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Six Months Ended June 30,
                                                               ---------------------------
                                                                   1999            1998
                                                               -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                              $   383,674     $  (544,179)
Adjustments to reconcile net income (loss) to net cash
           provided by (used in) operating activities:
      Depreciation and amortization                                506,312         455,279
      Provision for losses on accounts receivable                  (12,303)             --
      Amortization of deferred capital lease liabilities          (153,201)        (40,700)
      Loss on sale of equipment                                      5,721              --
      Deferred income taxes                                        233,700          (7,886)
Changes in operating assets and liabilities:
           Trade receivables                                    (3,139,530)       (346,613)
           Prepaid expenses                                         73,138              --
           Other current assets                                    104,101         (22,278)
           Accounts payable and accrued expenses                   977,558          16,591
           Income taxes                                            (10,000)         28,417
                                                               -----------     -----------
                  Net cash used in operating activities         (1,030,830)       (461,369)
                                                               -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                          (175,070)       (257,605)
      Proceeds from sale of assets                                  40,000              --
      Decrease (increase) in other assets                           29,441          (6,360)
      Decrease in restricted investments                                --         115,744
                                                               -----------     -----------
                  Net cash used in investing activities           (105,629)       (148,221)
                                                               -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from revolving line of credit                       350,000         350,000
      Net proceeds from issuance of common stock                     4,116          18,430
      Proceeds from sale and leaseback of equipment                     --          93,922
      Repayments of long-term debt and capital leases             (112,879)        (77,444)
                                                               -----------     -----------
                  Net cash provided by financing activities        241,237         384,908
                                                               -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (895,222)       (224,682)

CASH AND CASH EQUIVALENTS AT BEGINNING
      OF PERIOD                                                  1,300,681         659,042
                                                               -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   405,459     $   434,630
                                                               ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   NON CASH TRANSACTIONS:
      Accelerated forgiveness of deferred grant                $    60,000     $        --
      Equipment acquired through capital leases                $        --     $   372,773
      Deferred grant                                           $        --     $   100,000

   CASH PAID FOR INTEREST AND TAXES:
      Income taxes paid (refunds received)                     $    10,000     $  (355,531)
      Cash paid for interest                                   $    17,101     $    26,014


See accompanying notes to consolidated financial statements.

                         ACI TELECENTRICS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

         The balance sheet of ACI Telecentrics, Incorporated and subsidiary (the "Company") as of June 30, 1999 and the related statements of operations and cash flows for the three and six months ended June 30, 1999 and 1998, have been prepared by the Company without being audited. In the opinion of management, these statements reflect all adjustments consisting of all normal recurring entries necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of operations and cash flows for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Form 10-KSB. The results of operations for interim periods are not necessarily indicative of results which will be realized for the full fiscal year.

         Effective January 1999, the Company dissolved its only subsidiary ACI Telecentrics of Illinois, Inc., and merged its operations into ACI Telecentrics, Inc. These financial statements include the consolidated balance sheet as of December 31, 1998 and the related consolidated statements of operations for the three and six months ended June 30, 1998 and cash flows for the six months ended June 30, 1998. The balance sheet at June 30, 1999, the related statements of operations for the three and six months ended June 30, 1999 and cash flows for the six months ended June 30, 1999 are for the merged entity.

(2) EARNINGS (LOSS) PER SHARE (SFAS 128)

         Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" was issued in February 1997 and requires the presentation of earnings per share on a basic and diluted basis. Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed after giving effect to the exercise of all dilutive outstanding options and warrants. The Company adopted SFAS No. 128 in 1997. Both basic and diluted earnings per share for the three and six months ending June 30, 1999 were the same. Basic and diluted earnings per share for the three and six months ended June 30, 1998 were the same due to net losses; the impact of the potential common shares outstanding would have been anti-dilutive. The following table reconciles the denominators used in computing basic and diluted earnings per share:

                                                 Three Months Ended        Six Months Ended
                                                      June 30,                 June 30,
                                                 1999         1998         1999         1998
                                                 ----         ----         ----         ----
Weighted average common shares outstanding    5,743,263    5,714,800    5,742,851    5,714,800
Effect of dilutive stock options                 18,707           --       18,143           --
                                            ----------------------------------------------------
                                              5,761,970    5,714,800    5,760,994    5,714,800
                                            ====================================================

(3) DISCONTINUED OPERATIONS

         During May 1998, the Company closed its inbound call center operations in Lombard, IL. As a result, the Company exited the inbound call center business. The net loss, on an after tax basis, accounted for $142,000 ($.02 per share) and $221,000 ($.04 per share) of the losses for the three and six months ending June 30, 1998, respectively.

(4) PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

           Furniture                                                          940,152
           Equipment                                                        4,264,251
           Leasehold Improvements                                              93,816
                                                                        -------------
                                                                            5,298,219
           Less accumulated depreciation and amortization                   2,815,762
                                                                        -------------
           Net property and equipment                                   $   2,482,457
                                                                        =============

         The Company has equipment under capitalized leases totaling $513,615.

(5) LINE OF CREDIT

         At June 30, 1999, the Company had outstanding borrowings of $350,000 under its $2 million revolving line of credit. The loan agreement contains provisions requiring compliance with certain financial covenants. As of June 30, 1999, the Company was in compliance with all covenants and has obtained a waiver from the lender for the Company's violation of certain loan covenants as of March 31, 1999 and December 31, 1998. Additionally, effective April 30, 1999, the Company and its lending institution executed an "Amended and Restated Revolving Credit Loan Agreement" that amended certain covenants and other loan provisions. Management believes that it will be able to maintain compliance with all debt covenants during 1999.

(6) FACILITY CLOSING

         On May 28, 1999, the Company closed its Devils Lake, North Dakota call center. A number of factors led to this decision, including the recent decision by the City of Devils Lake to facilitate the opening of a call center by a competing teleservices firm. To meet and maintain increased capacity demands, a temporary call center has been re-established in Devils Lake, North Dakota until such time as the work being done at the Devils Lake facility can be moved to the Company's other call centers.

         During the quarter ending June 30, 1999, the Company recognized as income $60,000 associated with the City of Devils Lake waiving the remaining balance on an unamortized forgivable grant.

PART 1   FINANCIAL INFORMATION
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         ACI Telecentrics, Incorporated (ACI) provides telephone-based sales and marketing services primarily to the telecommunications, insurance, publishing and financial services industries. ACI was established in 1987 in Minneapolis, Minnesota. The Company operates nine outbound call centers in five Midwest states, which, as of June 30, 1999, had 446 calling stations. The Company had 770 full and part-time employees as of June 30, 1999.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999, COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         REVENUE. Revenues for the three months ended June 30, 1999 increased $1,168,657, or 27.0% to a record $5,498,648, compared to second quarter 1998 revenues of $4,329,991. Billable hours increased by 30.7% when compared to the prior year period, however, revenue per billable hour decreased by approximately 2.8% when compared to the second quarter of 1998. During the period the Company also utilized other telemarketing companies to perform some of its services, although to a lesser extent than during the same period in 1998. The Company derived 7.6% of its second quarter 1999 revenues from outsourcing compared to 12.7% during the same period in 1998. The Company operated an average of 451 call stations during the second quarter of 1999 compared to an average of 450 for the same period in 1998.

         Historically, the telecommunications industry segment has provided the largest percentage of the Company's revenues. In a shift away from this historical trend, financial services clients provided approximately

57% of second quarter 1999 revenues compared to approximately 28% of revenues during the second quarter of 1998. During the 1999 period the Company's largest client represented approximately 28% of total revenue. During the prior year period the Company's largest client represented approximately 19% of total revenue. Other industry segments and their percentages of revenue in 1999 include publishing (22%), insurance (9%) and telecommunications (8%).

         COST OF SERVICES. Cost of services in the second quarter of 1999 increased $643,317, or 25.8% to $3,136,027, compared to $2,492,710 in the second quarter of 1998. Second quarter 1999 labor and benefit costs increased by $646,655, or 42.3% when compared to the second quarter of 1998. Long distance telephone costs for telemarketing operations increased by $135,130, or 29.1% in the second quarter of 1999 when compared to the 1998 period. These expense increases were partially offset by a decrease in outsourced telemarketing service costs of $148,327, or 31.6% when compared to the second quarter of 1998.

         As a percentage of revenue, cost of services for the 1999 second quarter decreased slightly to 57.0% compared to 57.6% in the second quarter of 1998. The 0.6% decrease in cost of services, as a percent of revenue, was the result of a 5% decrease in outsourced services expenses which was partially offset by the 4.3% increase in labor and benefit costs. Outsourcing services are costs associated with the Company's utilization of other telemarketing companies for telemarketing some of its clients' programs. During the second quarter of 1999 the outsourced services had a cost of 76.9% compared to 85.1% during the 1998 period. Second quarter cost of services for internally generated telemarketing was 55.4% in 1999 and 53.6% in 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total selling, general and administrative expenses for the second quarter of 1999 decreased $406,961, or 17.5% to $1,923,383, from $2,330,344 during the second quarter of 1998. As a percentage of revenue, second quarter 1999 selling general and administrative expenses decreased by 18.8% to 35.0% compared to 53.8% during the second quarter of 1998. Selling, general and administrative expenses for call center operations decreased $149,353 during the second quarter of 1999 when compared to the same period in 1998. The entire decrease can be attributed to the closing of the Lombard, Illinois inbound call center in May of 1998. Corporate selling, general and administrative expenses decreased $257,610 during the same period. The decrease in corporate expenses was primarily the result of a decrease in salary and related benefits and a one-time gain of $60,000 associated with the City of Devils Lake waiving the remaining balance on an unamortized forgivable grant. Salary and related benefits, for call center and corporate operations, accounted for $256,539, or 63% of the second quarter 1999 expense decrease.

         OPERATING INCOME (LOSS). As a result of the factors discussed above, the Company experienced second quarter operating income of $439,238, a $932,301 increase compared to the second quarter 1998 operating loss of $493,063. As a percentage of revenue, operating income during the quarter was 8.0% compared to a loss of 11.4% during the second quarter of 1998. The Company's closed inbound call center in Lombard, Illinois accounted for approximately $230,000 ($142,000 on an after tax basis) of the second quarter 1998 operating loss.

         OTHER INCOME AND EXPENSES, NET. Other expenses were $18,782 in 1999 compared to an income of $1,982 in 1998. Interest was a net expense amount of $13,061 and $8,346 in 1999 and 1998, respectively. The increase in net interest expense was the result of lower cash investment balances producing lower interest income and an increase in interest expense resulting from the full quarter effect of $513,615 of leased equipment.

         NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE. Pretax income for the second quarter of 1999 was $420,456, a $911,537 increase compared to a pretax loss of $491,081 in the second quarter of 1998. The Company recorded income tax expense of $158,900, an effective tax rate of 38%, for the second quarter of 1999 compared to an income tax benefit of $191,000, an effective tax rate of 39%, in the second quarter of 1998. Net income for the second quarter 1999 was $261,556, or $.05 per share on a basic and fully diluted basis compared to a net loss of $300,081, or $.05 per share in the second quarter of 1998.


SIX MONTHS ENDED JUNE 30, 1999, COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         REVENUE. Revenues for the six months ended June 30, 1999 increased $2,328,513 or 29.6% to $10,187,415, compared to 1998 revenues of $7,858,902.
Billable hours increased by 35.6% when compared to the prior year period, however, revenue per billable hour decreased by approximately 4.4% when compared to the same period of 1998. During the 1999 period the Company also utilized other telemarketing companies to perform some of its services, although to a lesser extent than during the same period in 1998. The Company derived 6.7% of its 1999 revenues from outsourcing compared to 11.9% during the same period in 1998. The Company operated an average of 453 call stations during the six months ended June 30, 1999 compared to 419 during the same period in 1998.

         Historically, the telecommunications industry segment has provided the largest percentage of the Company's revenues. In a shift away from this historical trend, financial services clients provided approximately 41% of 1999 six month revenues compared to approximately 20% of 1998 revenues. During the 1999 period the Company's largest client represented approximately 19% of total revenue. During the prior year period the Company's largest client represented approximately 23% of total revenue. Other industry segments and their percentages of revenue in 1999 include publishing (22%), insurance (8%) and telecommunications (27%).

         COST OF SERVICES. Cost of services for the six months ended June 30, 1999 increased $1,320,607, or 29.4% to $5,814,040, compared to $4,493,433 during the 1998 period. Labor and benefit costs during the six months ended June 30, 1999, increased by $1,260,079, or 45.1% when compared to the same period of 1998. Long distance telephone costs for telemarketing operations increased by $258,378, or 29.8% in the six months of 1999 when compared to the 1998 period. These expense increases were partially offset by a decrease in outsourced telemarketing service costs of $251,589, or 32.6% when compared to the first six months of 1998.

         As a percentage of revenue, cost of services for the six month period ended June 30, 1999, decreased slightly to 57.1% compared to 57.2% in the same period of 1998. The 0.1% decrease in cost of services was the result of a 4.7% decrease in outsourced services expenses which was partially offset by a 4.2% increase in labor and benefit costs. Outsourcing services are costs associated with the Company's utilization of other telemarketing companies for telemarketing some of its client's programs. During the six months of 1999 the outsourced services had a cost of 76.5% compared to 82.7% during the 1998 period. Cost of services for internally generated telemarketing was 55.7% in 1999 period and 53.7% in 1998 period.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $3,732,697 for the six months ended June 30, 1999 compared to $4,252,498 in 1998, a decrease of $519,801 or 12.2%. As a percentage of revenue, selling general and administrative expenses decreased to 36.6% in 1999 compared to 54.1% during 1998. Selling, general and administrative expenses for call center operations decreased $225,435 during the first six months of 1999 when compared to the same period in 1998. The entire decrease can be attributed to the closing of the Lombard, Illinois inbound call center in May of 1998. Corporate selling, general and administrative expenses decreased $294,366 during the same period. The decrease in corporate expenses was primarily the result of a decrease in salary and related benefits and a one-time gain of $60,000 associated with the City of Devils Lake waiving the remaining balance on an unamortized forgivable grant. Salary and related benefits, for call center and corporate operations, accounted for $374,505, or 72.1% of the second quarter 1999 expense decrease.

         OPERATING INCOME (LOSS). As a result of the factors discussed above, the operating income for the first six months of 1999 was $640,678, a $1,527,707 increase compared to an operating loss of $887,029 in 1998. As a percentage of revenue, operating income during the 1999 period was 6.3% compared to a loss of 11.3% during 1998. The Company's closed inbound call center in Lombard, Illinois accounted for approximately $356,000 ($221,000 on an after tax basis) of the 1998 operating loss.

         OTHER INCOME AND EXPENSES, NET. Other expenses were $23,304 in 1999 compared to an income of $7,850 in 1998. Interest was a net expense amount of $17,583 and $2,283 in 1999 and 1998, respectively. The increase in net interest expense was the result of lower cash investment balances producing lower interest income and an increase in interest expense resulting from the full quarter effect of $513,615 of leased equipment.

         NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE. Pretax income for the six months ended June 30, 1999, was $617,374, a $1,496,553 increase compared to a pretax loss of $879,179 in the same period of 1998. The Company recorded income tax expense of $233,700, an effective tax rate of 38%, for 1999 compared to an income tax benefit of $335,000, an effective tax rate of 38%, in 1998. Net income for 1999 was $383,674, or $.07 per share on a basic and fully diluted basis compared to a net loss of $544,179, or $.09 per share in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically used cash from operating activities, bank borrowings, capital leases and public and private sector financing received in connection with the opening of call centers as its primary sources of liquidity. The public and private sector (grants/financings) included low interest rate loans, forgivable loan arrangements, and reimbursement for certain expenses and leasehold improvements. In November 1997 the Company's Board of Directors authorized a $2 million revolving line of credit which became effective in January 1998. At June 30, 1999, the Company had outstanding borrowings of $350,000 under the line of credit.

         At June 30, 1999, the Company had cash and cash equivalents of $405,459 compared to $1,300,681 at December 31, 1998. For the six months ended June 30, 1999 cash used by operating activities was $1,030,830 compared to cash used by operating activities of $461,369 in the 1998 period. Cash used in 1999 operating activities was primarily the result of an increase of $3,139,530 in Accounts Receivable balances which resulted from the 29.6% increase in revenue. This increase was partially offset by cash provided by net income of $383,674, depreciation and amortization of $506,312, changes in working capital components of $1,144,797 and non-cash items of $73,917. Cash flows used by operating activities in the 1998 period included the net loss of $544,179, changes in working capital components of $323,883 and non-cash items of $48,586. These uses were partially offset by cash provided by depreciation and amortization of $455,279.

         Net cash used by investing activities in the six months ended June 30, 1999 was $105,629 compared to net cash used by investing activities of $148,221 in 1998. The purchase of $175,070 of property and equipment was partially offset by proceeds of $40,000 received from the sale of assets combined with a decrease of $29,441 in other assets. During the 1998 period the Company had net purchases of property and equipment of $257,605. The release of restricted investments in the amount of $125,000 partially offset the property and equipment purchases.

         Net cash provided by financing activities during the six months of 1999 was $241,237 compared to $384,908 during 1998. The primary source of this cash was $350,000 borrowed under the Company's revolving line of credit. In addition, the Company issued stock from its Employee Stock Purchase Plan for $3,616 and for the exercise of stock options for $500. Proceeds for 1999 were partially offset by repayments of long-term debt and capital leases in the amount of $112,879. Cash flows from financing activities during the first six months of 1998 included $350,000 borrowed under the Company's revolving line of credit, $93,922 received from the sale and leaseback of capital equipment leases for equipment purchased in 1997 and proceeds of $18,430 from the issuance of common stock under the Company's Employee Stock Purchase Plan. These cash proceeds were partially offset by repayment of long-term debt and capital leases in the amount of $77,444.

         During the six months ending June 30, 1999 the Company did not acquire any assets through capital leases. During the comparable 1998 period the Company financed $372,773 of asset purchases through capital leases.

         As a result, net cash and cash equivalents decreased by $895,222 during the first six months of 1999 compared to a decrease of $224,682 in 1998. The Company believes that funds available at June 30, 1999, together with funds which should be generated from future operations and amounts available under its revolving line of credit arrangement, will be sufficient to finance its current and future business operations including working capital requirements. The Company has no material commitments for capital expenditures for 1999.


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

         The Company believes that it currently has enough capacity in its existing call centers to handle current demand from existing and new clients. Should demand from existing and/or new clients continue to increase as it has the Company may need to add one (1) or more new call centers in 1999.

         While the Company anticipates an increase in demand for its services during the remainder of 1999, there is no assurance that the Company, due to the current low unemployment levels, will be able to hire and train all of the necessary personnel in the most cost-efficient manner to fully utilize the currently existing capacity to meet this increased demand.

         During the second quarter of 1999 and for the six months ending June 30, 1999, the Company reduced its selling, general and administrative expenses by over $400,000 and $500,000, respectively. These reductions are a result of the Company's effort to improve its processes to reduce costs and increase the efficiency of the organization. However, if the Company's growth continues, the Company may not be able to maintain its lower level of SG&A expenses if client demand continues to grow. There is no assurance that further cost reductions will continue to be realized or that these costs can be contained.

         With the quarter ending June 30, 1999, the Company posted profits for the second consecutive quarter. During the first quarter of 1999 the Company returned to profitability for the first time since the second quarter of 1997; a time span of seven quarters. There is no assurance that the Company will be able to maintain profitability in 1999.


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

         The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company has completed an assessment of its internal information systems and has determined that its financial and operational systems (1) are year 2000 compliant; (2) can be upgraded to be year 2000 compliant without significant cost or effort; or (3) do not pose a significant issue to the Company if left uncorrected. The Company is currently making necessary software conversion and programming modifications to comply with the Year 2000 issues and believes that all other appropriate actions are being taken. Total costs to upgrade the Company's internal information systems are not material to the operations of the Company and are not expected to materially impact earnings. During the fourth quarter of 1998 and the first quarter of 1999 the Company, as part of equipment and software enhancements to its call processing technology and capabilities, also upgraded its call processing software to be year 2000 compliant in all nine (9) of its call centers. Total costs for the equipment and software enhancements, including year 2000 compliance, was approximately $147,500. These costs were capitalized. Additional costs to upgrade the Company's internal information systems are expected to cost approximately $125,000. These additional costs will not be capitalized and will be treated as expenses as they are incurred.

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



PART II  OTHER INFORMATION
ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         At the Annual Meeting of Stockholders held May 13, 1999, in addition to the election of the directors, the stockholders voted upon the board proposal contained in the Registrant's Proxy Statement dated April 8, 1999.

         The board nominees were elected as directors with the following vote:

                                                  Shares Voted
                                                  ------------
                                           For                  Withheld
                                           ---                  --------

          Rick N. Diamond               5,554,130                2,145
          Gary B. Cohen                 5,554,130                2,145
          Seymour Levy                  5,554,130                2,145
          Douglas W. Franchot           5,554,130                2,145
          Phillip T. Levin              5,554,130                2,145
          Thomas F. Madison             5,554,130                2,145


         The board proposal was approved with the following vote:

                                              For        Against       Abstain
                                              ---        -------       -------
          Setting the corporate number of
          directorships at six              5,545,201     10,074        1,000


         No other matters were submitted to a vote of the security holders.



PART II  OTHER INFORMATION
ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.39 Amendment to Terminate Sublease between ACI Telecentrics, Inc. and Forward Devils Lake Corporation dated April 1, 1999.

                  10.40 Amended and Restated Revolving Credit Loan Agreement between ACI Telecentrics, Inc. and National City Bank dated as of April 30, 1999

                  27       Financial Data Schedule

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ACI TELECENTRICS, INCORPORATED
                                                Registrant


Dated: /s/ August 12, 1999               By:    /s/ GARY B. COHEN
       ----------------------                   --------------------------------
                                                Gary B. Cohen
                                                President and Chief
                                                 Financial Officer
                                                (Principal Accounting Officer)


Dated: /s/ August 12, 1999               By:    /s/ RICK N. DIAMOND
       ----------------------                   --------------------------------
                                                Rick N. Diamond
                                                Chief Executive Officer and
                                                 Director