Form 10QSB
period 1999-09-30
ACI TELECENTRICS INC
filed 1999-11-15
CIK 1020998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-QSB

(Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 1999

__  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OR THE EXCHANGE ACT

                  For the transition period from _____ to _____

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

         The Company had 5,756,267 shares of common stock, no par value per share, outstanding as of November 12, 1999.

         Transitional Small Business Disclosure Format
(Check One): YES [ ] NO [ X ]

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

Item 4                Submission of Matters to a Vote of Security Holders

Item 6                Exhibits and Reports on Form 8-K


Signature Page


PART 1   FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS

                         ACI TELECENTRICS, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                         September 30,         December 31,
                                                                            1999                  1998
                                                                       ---------------       ---------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                           $       309,441       $     1,300,681
   Trade receivables, less allowance for doubtful
        accounts of $116,079 and $140,000, respectively                      4,449,349             1,456,431
   Deferred income taxes                                                       365,000               365,000
   Prepaid expenses                                                             50,340               111,117

   Other current assets                                                         61,985               131,667
                                                                       ---------------       ---------------
              Total Current Assets                                           5,236,115             3,364,896

Property and equipment, net of accumulated depreciation                      2,269,871             2,824,381

OTHER ASSETS:
   Goodwill, less accumulated amortization of
        $151,556 and $99,000, respectively                                     899,302               951,858
   Deferred income taxes                                                       137,000               137,000
   Other assets                                                                132,746                63,676
                                                                       ---------------       ---------------
              Total other assets                                             1,169,048             1,152,534
                                                                       ---------------       ---------------
TOTAL ASSETS                                                           $     8,675,034       $     7,341,811
                                                                       ===============       ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving line of credit                                            $       250,000       $            --
   Trade accounts payable                                                      891,876               482,628
   Accrued expenses                                                            545,074               204,728
   Income taxes payable                                                        215,837                15,713
   Current portion of long-term debt and capital lease obligations             299,224               356,980
                                                                       ---------------       ---------------
              Total current liabilities                                      2,202,011             1,060,049

LONG TERM LIABILITIES:
   Long-term debt and capital lease obligations, less current portion          132,851               257,711
   Deferred capital lease liabilities, less current portion                    314,999               473,201
                                                                       ---------------       ---------------
              Total long-term liabilities                                      447,850               730,912

SHAREHOLDERS' EQUITY:
   Common stock, no par value;
        Authorized - 15,000,000
        Issued and outstanding shares - 5,756,267
          and 5,731,471, respectively                                        6,638,531             6,620,145
   Accumulated deficit                                                        (613,358)           (1,069,295)
                                                                       ---------------       ---------------
              Total shareholders' equity                                     6,025,173             5,550,850
                                                                       ---------------       ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $     8,675,034       $     7,341,811
                                                                       ===============       ===============


See accompanying notes to consolidated financial statements.




                         ACI TELECENTRICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Three Months Ended                      Nine Months Ended
                                                          September 30,                          September 30,
                                                ----------------------------          ------------------------------
                                                     1999            1998                 1999              1998
                                                ------------    ------------          ------------     ------------
TELEMARKETING REVENUES                          $  5,401,413    $  3,574,772          $ 15,588,828     $ 11,433,674

COST OF SERVICES                                   3,257,756       1,920,769             9,071,796        6,414,202

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                          2,002,086       1,919,342             5,734,783        6,171,840
                                                ------------    ------------          ------------     ------------

OPERATING INCOME (LOSS)                              141,571        (265,339)              782,249       (1,152,368)

OTHER INCOME (EXPENSE)
     Interest income                                   3,510           7,514                12,999           31,245
     Interest expense                                (26,818)        (17,048)              (53,890)         (43,062)
     Other, net                                           --              --                (5,721)          10,133
                                                ------------    ------------          -------------    ------------
     Total other income (expense)                    (23,308)         (9,534)              (46,612)          (1,684)
                                                -------------   -------------         -------------    -------------

INCOME (LOSS) BEFORE TAXES                           118,263        (274,873)              735,637       (1,154,052)

INCOME TAX EXPENSE (BENEFIT)                          46,000        (103,200)              279,700         (438,200)
                                                ------------    -------------         ------------     -------------

NET INCOME (LOSS)                               $     72,263    $   (171,673)         $    455,937     $   (715,852)
                                                ============    ============          ============     =============

Basic and diluted net income (loss)
     per share                                  $        .01    $       (.03)         $        .08     $       (.12)
                                                ============    =============         ============     ============

Basic shares used in computing net
     income (loss) per share                       5,756,267       5,720,404             5,747,372        5,718,843
                                                ============    ============          ============     ============

Diluted shares used in computing net
     income (loss) per share                       5,770,017       5,720,404             5,761,055        5,718,843
                                                ============    ============          ============     ============



See accompanying notes to consolidated financial statements.


                         ACI TELECENTRICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Nine Months Ended September 30,
                                                                           ----------------------------------
                                                                                1999                1998
                                                                           --------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                          $     455,937        $    (715,852)
Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
     Depreciation and amortization                                               765,060              691,992
     Provision for losses on accounts receivable                                 (23,921)                  --
     Amortization of deferred capital lease liabilities                         (193,551)            (103,550)
     Loss on sale of equipment                                                     5,720                   --
     Equity-based compensation                                                    10,300                   --
     Deferred income taxes                                                            --             (413,612)
Changes in operating assets and liabilities:
        Trade receivables                                                     (2,968,997)            (157,444)
        Prepaid expenses                                                          60,777                   --
        Other current assets                                                      69,682              (13,248)
        Accounts payable and accrued expenses                                    749,594             (198,068)
        Income taxes                                                             200,124              442,507
                                                                           --------------       -------------
              Net cash used in operating activities                             (869,275)            (467,275)
                                                                           -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                         (203,714)            (259,849)
     Proceeds from sale of assets                                                 40,000                   --
     Decrease (increase) in other assets                                         (69,070)              11,920

     Decrease in restricted investments                                               --              493,345
                                                                           -------------        -------------
              Net cash (used in) provided by investing activities               (232,784)             245,416
                                                                           -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from revolving line of credit                                      250,000                   --
     Net proceeds from issuance of common stock                                    8,086               27,299
     Proceeds from sale and leaseback of equipment                                    --               93,922
     Proceeds from deferred grants                                                    --              250,000
     Repayments of long-term debt and capital leases                            (147,267)            (120,437)
                                                                           -------------        --------------
              Net cash provided by financing activities                          110,819              250,784
                                                                           -------------        -------------

NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS                             (991,240)              28,925

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                                                 1,300,681              659,042
                                                                           -------------        -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $     309,441        $     687,967
                                                                           =============        =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   NON CASH INVESTING AND FINANCING TRANSACTIONS:
     Equipment acquired through capital leases                             $          --        $     372,773
     Deferred grant                                                        $          --        $      76,565

   CASH PAID FOR INTEREST AND TAXES:
     Income taxes paid (refunds received)                                  $      79,576        $    (467,095)
     Cash paid for interest                                                $      47,562        $      43,062


See accompanying notes to consolidated financial statements.

                         ACI TELECENTRICS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)



(1)      BASIS OF PRESENTATION

         The balance sheet of ACI Telecentrics, Incorporated and subsidiary (the "Company") as of September 30, 1999 and the related statements of operations and cash flows for the three and nine months ended September 30, 1999 and 1998, have been prepared by the Company without being audited. In the opinion of management, these statements reflect all adjustments consisting of all normal recurring entries necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of operations and cash flows for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Form 10-KSB. The results of operations for interim periods are not necessarily indicative of results which will be realized for the full fiscal year.

         Effective January 1999, the Company dissolved its only subsidiary ACI Telecentrics of Illinois, Inc., and merged its operations into ACI Telecentrics, Inc. These financial statements include the consolidated balance sheet as of December 31, 1998 and the related consolidated statements of operations for the three and nine months ended September 30, 1998 and cash flows for the nine months ended September 30, 1998. The balance sheet at September 30, 1999, the related statements of operations for the three and nine months ended September 30, 1999 and cash flows for the nine months ended September 30, 1999 are for the merged entity.

(2)      EARNINGS (LOSS) PER SHARE (SFAS 128)

         Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed after giving effect to the exercise of all dilutive outstanding options and warrants. Both basic and diluted earnings per share for the three and nine months ending September 30, 1999 were the same. Basic and diluted earnings per share for the three and nine months ended September 30, 1998 were the same due to net losses; the impact of the potential common shares outstanding would have been anti-dilutive. The following table reconciles the denominators used in computing basic and diluted earnings per share:

                                                                   Three Months Ended            Nine Months Ended
                                                                     September 30,                 September 30,
                                                                  1999           1998           1999           1998
                                                                  ----           ----           ----           ----
         Weighted average common shares outstanding             5,756,267    5,720,404      5,747,372      5,718,843
         Effect of dilutive stock options                          13,750           --         13,683             --
                                                              ------------------------------------------------------
                                                                5,770,017    5,720,404      5,761,055      5,718,843
                                                              ======================================================

(3)      DISCONTINUED OPERATIONS

         During May 1998, the Company closed its inbound call center operations in Lombard, IL. As a result, the Company exited the inbound call center business. The net loss, on an after tax basis, accounted for $221,000 ($.04 per share) of the losses for the nine months ending September 30, 1998.

(4)      PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at September 30, 1999:

              Furniture                                                 950,407
              Equipment                                               4,282,639
              Leasehold Improvements                                     93,816
                                                               ----------------
                                                                      5,326,862
              Less accumulated depreciation and amortization          3,056,991
                                                               ----------------
              Net property and equipment                       $      2,269,871
                                                               ================

         The Company has equipment under capitalized leases totaling $513,615.

(5)      LINE OF CREDIT

         At September 30, 1999, the Company had outstanding borrowings of $250,000 under its $2 million revolving line of credit. The loan agreement contains provisions requiring compliance with certain financial covenants. As of September 30, 1999, the Company was in compliance with all covenants and had obtained a waiver from the lender for the Company's violation of certain loan covenants as of March 31, 1999 and December 31, 1998. Additionally, effective April 30, 1999, the Company and its lending institution executed an "Amended and Restated Revolving Credit Loan Agreement" that amended certain covenants and other loan provisions. Management believes that it will be able to maintain compliance with all debt covenants during 1999.

(6)      FACILITY CLOSING

         On May 28, 1999, the Company closed its Devils Lake, North Dakota call center. A number of factors led to this decision, including a decision by the City of Devils Lake to facilitate the opening of a call center by a competing teleservices firm. To meet and maintain increased capacity demands, a temporary call center has been re-established in Devils Lake, North Dakota.

         During the second quarter of fiscal 1999, the Company recognized as income $60,000 associated with the City of Devils Lake waiving the remaining balance on an unamortized forgivable grant.

(7)      FACILITY OPENING

         During the third quarter of fiscal 1999, the Company opened a 100 seat outbound call center in Redding, California. This call center is the Company's 10th call center and increased the Company's overall call center capacity by 20%. During October and November 1999 this call center is being expanded by an additional 40 seats to meet increased capacity demands.



PART 1   FINANCIAL INFORMATION
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         ACI Telecentrics, Incorporated (ACI) provides telephone-based sales and marketing services primarily to the telecommunications, insurance, publishing and financial services industries. ACI was established in 1987 in Minneapolis, Minnesota. The Company operates ten outbound call centers; nine of which are located in five Midwest states and one in the state of California. As of September 30, 1999, these 10 call centers had 546 calling stations. The Company had 810 full and part-time employees as of September 30, 1999.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUE. Revenues for the three months ended September 30, 1999 increased $1,826,641, or 51.1% to $5,401,413, compared to third quarter 1998 revenues of $3,574,772. Billable hours increased by 51.9% when compared to the prior year period, however, revenue per billable hour decreased by approximately 0.6% when compared to the third quarter of 1998. During the period the Company also utilized other telemarketing companies to perform some of its services, although to a greater extent than during the same period in 1998. The Company derived 9.6% of its third quarter 1999 revenues from outsourcing compared to 1.4% during the same period in 1998. The increase in the use of other telemarketing companies was due to significantly increased client demand and the unavailability of the additional capacity of the Redding, California call center which did not open until September 1999. The Company operated an average of 479 call stations during the third quarter of 1999 compared to an average of 454 for the same period in 1998.

         Historically, the telecommunications industry segment has provided the largest percentage of the Company's revenues. In a shift away from this historical trend, financial services clients provided approximately 55% of third quarter 1999 revenues compared to approximately 12% of revenues during the third quarter of 1998. During the 1999 period the Company's largest client represented approximately 25% of total revenue. During the prior year period the Company's largest client represented approximately 36% of total revenue. Other industry segments and their percentages of revenue in 1999 include publishing (9%), insurance (15%) and telecommunications (19%).

         COST OF SERVICES. Cost of services in the third quarter of 1999 increased $1,336,987, or 69.6% to $3,257,756, compared to $1,920,769 in the third quarter of 1998. Third quarter 1999 labor and benefit costs increased by $868,818, or 60.9% when compared to the third quarter of 1998. Long distance telephone costs for telemarketing operations increased by $54,923, or 12.6% in the third quarter of 1999 when compared to the 1998 period. Outsourced telemarketing service costs for the 1999 period increased $361,541, or 975.7% when compared to the same period of 1998.

         As a percentage of revenue, cost of services for the 1999 third quarter increased by 6.6% to 60.3% compared to 53.7% in the third quarter of 1998. This increase was primarily the result of outsourced services expenses increasing, as a percentage of revenue, to 7.4% in 1999 as compared to 1.0 % in 1998. Outsourcing services are costs associated with the Company's utilization of other telemarketing companies for telemarketing some of its clients' programs. During the third quarter of 1999 the outsourced services had a cost of 77.0% compared to 73.4% during the 1998 period. Third quarter cost of services for internally generated telemarketing was 58.5% in 1999 and 53.4% in 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total selling, general and administrative expenses for the third quarter of 1999 increased $82,744, or 4.3% to $2,002,086, from $1,919,342 during the third quarter of 1998. As a percentage of revenue, selling, general and administrative expenses decreased to 37.1% in 1999 period compared to 53.7% during the third quarter of 1998. Selling, general and administrative expenses for call center operations increased approximately $22,000 during the third quarter of 1999 when compared to the same period in 1998. The increase can be attributed to the opening of the Redding, California call center in September 1999. The increased expenses associated with the opening of the Redding call center were partially offset by a decrease in salary and related benefits expenses at the Company's other nine call centers. Corporate selling, general and administrative expenses increased approximately $60,000 during the same period. The increase in corporate expenses was primarily the result of a increase in the use of outside consultants, higher commissions being paid on increased revenues and an increase in travel as part of the opening of the Redding call center. These increases were partially offset by a decrease in salary and related benefits expenses.

         OPERATING INCOME (LOSS). As a result of the factors discussed above, the Company experienced third quarter operating income of $141,571, a $406,910 increase compared to the third quarter 1998 operating loss of $265,339. As a percentage of revenue, operating income during the quarter was 2.6% compared to a loss of 7.4% during the third quarter of 1998.

         OTHER INCOME AND EXPENSES, NET. Other expenses, consisting entirely of net interest expense amounts, were $23,308 in 1999 compared to $9,534 in 1998. The increase in net interest expense was the result of lower cash investment balances producing lower interest income and an increase in borrowing activity under the Company's line of credit.

         NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE. Pretax income for the third quarter of 1999 was $118,263, a $393,136 increase compared to a pretax loss of $274,873 in the third quarter of 1998. The Company recorded income tax expense of $46,000, an effective tax rate of 39%, for the third quarter of 1999 compared to an income tax benefit of $103,200, an effective tax rate of 38%, in the third quarter of 1998. Net income for the third quarter 1999 was $72,263, or $.01 per share on a basic and fully diluted basis compared to a net loss of $171,673, or $.03 per basic share in the third quarter of 1998.


NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUE. Revenues for the nine months ended September 30, 1999 increased $4,155,154 or 36.3% to $15,588,828, compared to 1998 revenues of $11,433,674. Billable hours increased by 40.8% when compared to the prior year period, however, revenue per billable hour decreased by approximately 3.2% when compared to the same period of 1998. During the 1999 period the Company utilized other telemarketing companies, to a slightly greater extent than during the 1998 period, to perform some of its services. However, as a percentage of revenue, the Company derived a smaller portion of its 1999 revenues (7.7%) from outsourcing compared to 8.6% during the same period in 1998. The Company operated an average of 462 call stations during the nine months ended September 30, 1999 compared to 430 during the same period in 1998.

         Historically, the telecommunications industry segment has provided the largest percentage of the Company's revenues. In a shift away from this historical trend, financial services clients provided approximately 46% of 1999 nine month revenues compared to approximately 17% of 1998 revenues. During the 1999 period the

Company's largest client represented approximately 20% of total revenue. During the prior year period the Company's largest client represented approximately 23% of total revenue. Other industry segments and their percentages of revenue in 1999 include publishing (18%), insurance (10%) and telecommunications (24%).

         COST OF SERVICES. Cost of services for the nine months ended September 30, 1999 increased $2,657,594, or 41.4% to $9,071,796, compared to $6,414,202 during the 1998 period. Labor and benefit costs during the nine months ended September 30, 1999, increased by $2,128,897, or 50.4% when compared to the same period of 1998. Long distance telephone costs for telemarketing operations increased by $313,301, or 24.0% in the nine months of 1999 when compared to the 1998 period. During the nine months of 1999, outsourced telemarketing service costs increased by $109,951, or 13.6%, compared to the same period of 1998.

         As a percentage of revenue, cost of services for the nine month period ended September 30, 1999, increased to 58.2% compared to 56.1% in the same period of 1998. The 2.1% increase in cost of services, as a percentage of revenue, was the result of a 3.8% increase in labor and benefit costs which was partially offset by a 1.0% decrease in long distance telephone costs and a 1.2% decrease in outsourced services expenses. Outsourcing services are costs associated with the Company's utilization of other telemarketing companies for telemarketing some of its client's programs. During the nine months of 1999 the outsourced services had a cost of 76.7% compared to 82.2% during the 1998 period. Cost of services for internally generated telemarketing was 56.7% in 1999 period and 53.6% in 1998 period.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $5,734,783 for the nine months ended September 30, 1999 compared to $6,171,840 in 1998, a decrease of $437,057 or 7.1%. As a percentage of revenue, selling, general and administrative expenses decreased to 36.8% in 1999 compared to 54.0% during 1998. Selling, general and administrative expenses for call center operations decreased approximately $203,000 during the first nine months of 1999 when compared to the same period in 1998. The decrease can primarily be attributed to the closing of the Lombard, Illinois inbound call center in May of 1998. Corporate selling, general and administrative expenses decreased approximately $234,000 during the same period. The decrease in corporate expenses was primarily the result of a decrease in salary and related benefits. Salary and related benefits, for call center and corporate operations, accounted for approximately $528,000, or 120.8% of the 1999 expense decrease.

         OPERATING INCOME (LOSS). As a result of the factors discussed above, the operating income for the first nine months of 1999 was $782,249, a $1,934,617 increase compared to an operating loss of $1,152,368 in 1998. As a percentage of revenue, operating income during the 1999 period was 5.0% compared to a loss of 10.1% during 1998. The Company's closed inbound call center in Lombard, Illinois accounted for approximately $356,000 ($221,000 on an after tax basis) of the 1998 operating loss.

         OTHER INCOME AND EXPENSES, NET. Other expenses were $46,612 in 1999 compared to $1,684 in 1998. Interest was a net expense amount of $40,891 and $11,817 in 1999 and 1998, respectively. The increase in net interest expense was the result of lower cash investment balances producing lower interest income and an increase in borrowing activity under the Company's line of credit.

         NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE. Pretax income for the nine months ended September 30, 1999, was $735,637, a $1,889,689 increase compared to a pretax loss of $1,154,052 in the same period of 1998. The Company recorded income tax expense of $279,700, an effective tax rate of 38%, for 1999 compared to an income tax benefit of $438,200, an effective tax rate of 38%, in 1998. Net income for 1999 was $455,937, or $.08 per share on a basic and fully diluted basis compared to a net loss of $715,852, or $.12 per basic share in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically used cash from operating activities, bank borrowings, capital leases and public and private sector financing received in connection with the opening of call centers as its primary sources of liquidity. The public and private sector (grants/financings) included low interest rate loans, forgivable loan arrangements, and reimbursement for certain expenses and leasehold improvements. In November 1997 the Company's Board of Directors authorized a $2 million revolving line of credit which became effective in January 1998. At September 30, 1999, the Company had outstanding borrowings of $250,000 under the line of credit.

         At September 30, 1999, the Company had cash and cash equivalents of $309,441 compared to $1,300,681 at December 31, 1998. For the nine months ended September 30, 1999 cash used by operating activities was

$869,275 compared to cash used by operating activities of $467,275 in the 1998 period. Cash used in 1999 operating activities was primarily the result of an increase of $2,968,997 in Accounts Receivable balances. This increase in Accounts Receivable balances is due to the 36.3% increase in revenue and to balances of $1,308,000 for new clients with payment terms of sixty days. This increase was partially offset by cash provided by net income of $455,937, depreciation and amortization of $765,060, changes in working capital components of $1,080,177 and non-cash items of $201,452. Cash flows used by operating activities in the 1998 period included the net loss of $715,852, changes in working capital components of $73,747 and non-cash items of $517,162. These uses were partially offset by cash provided by depreciation and amortization of $691,992.

         Net cash used by investing activities in the nine months ended September 30, 1999 was $232,784 compared to net cash provided by investing activities of $245,416 in 1998. The purchase of $203,714 of property and equipment and an increase of $69,070 in other assets was partially offset by proceeds of $40,000 received from the sale of assets. During the 1998 period the Company had net purchases of property and equipment of $259,849. The release of restricted investments in the amount of $493,345 offset the property and equipment purchases.

         Net cash provided by financing activities during the nine months of 1999 was $110,819 compared to $250,784 during 1998. The primary source of this cash was $250,000 borrowed under the Company's revolving line of credit. In addition, the Company issued stock from its Employee Stock Purchase Plan for $7,586 and for the exercise of stock options for $500. Proceeds for 1999 were partially offset by repayments of long-term debt and capital leases in the amount of $147,267. Cash flows from financing activities during the first nine months of 1998 included $250,000 of public sector grants received, $93,922 received from the sale and leaseback of capital equipment leases for equipment purchased in 1997 and proceeds of $27,299 from the issuance of common stock under the Company's Employee Stock Purchase Plan. These cash proceeds were partially offset by repayment of long-term debt and capital leases in the amount of $120,437.

         During the nine months ending September 30, 1999 the Company did not acquire any assets through capital leases. During the comparable 1998 period the Company financed $372,773 of asset purchases through capital leases.

         As a result, net cash and cash equivalents decreased by $991,240 during the first nine months of 1999 compared to an increase of $28,925 in 1998. The Company believes that funds available at September 30, 1999, together with funds which should be generated from future operations and amounts available under its revolving line of credit arrangement, will be sufficient to finance its current and future business operations including working capital requirements. The Company closed on a $644,820 "Capital Equipment Lease Financing" arrangement in October 1999 to fund equipment purchases to open the new Redding, CA call center. The Company has no other material commitments for capital expenditures during the remainder of 1999.


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

         Management believes that total marketing expenditures by US companies directed towards telemarketing will continue to grow and that the trend for these companies will be towards outsourcing their telemarketing programs to companies like ACI, which should result in an increase in the Company's calling revenue in 1999. There is no assurance that the Company's marketing efforts will continue to generate new business or that businesses will continue to outsource their telemarketing needs. Client demand is extremely volatile in the Company's business and may decrease notwithstanding the Company's efforts to diversify and stabilize its client base. There is no assurance that client demand will fulfill expectations based on current and anticipated customer orders and that business will be generated from new customers at anticipated levels. As is common in the telemarketing industry, the Company's projects are often not subject to formal contracts, the agreements with its clients do not assure that ACI will generate a specific level of revenue, do not designate ACI as the client's exclusive service provider, and are terminable by the client on relatively short notice and without penalty. In addition, the amount of revenues ACI generates from a particular client generally is dependent upon their customers' interest in, and use of, the client's products or services.

         The Company believes that it currently has enough capacity in its 10 existing call centers to handle current demand from existing and new clients. Should demand from existing and/or new clients continue to increase as it has the Company may need to add additional call centers in the year 2000.

         While the Company anticipates an increase in demand for its services during the remainder of 1999, there is no assurance that the Company, due to the current low unemployment levels, will be able to hire and train all of the necessary personnel in the most cost-efficient manner to fully utilize the currently existing capacity to meet this increased demand.

         For the nine months ending September 30, 1999, the Company reduced its selling, general and administrative expenses by over $400,000 when compared to the nine months ending September 30, 1999. These reductions are a result of the Company's effort to improve its processes to reduce costs and increase the efficiency of the organization. However, if the Company's growth continues, the Company may not be able to maintain its lower level of SG&A expenses. There is no assurance that further cost reductions will continue to be realized or that these costs can be contained.

         With the quarter ending September 30, 1999, the Company posted profits for the third consecutive quarter. During the first quarter of 1999 the Company returned to profitability for the first time since the second quarter of 1997; a time span of seven quarters. There is no assurance that the Company will be able to maintain profitability in 1999.


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

         The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company has completed an assessment of its internal information systems and has determined that its financial and operational systems (1) are year 2000 compliant; (2) can be upgraded to be year 2000 compliant without significant cost or effort; or (3) do not pose a significant issue to the Company if left uncorrected. The Company is currently making necessary software conversion and programming modifications to comply with the Year 2000 issues and believes that all other appropriate actions are being taken. Total costs to upgrade the Company's internal information systems are not material to the operations of the Company and are not expected to materially impact earnings. During the fourth quarter of 1998 and the first quarter of 1999 the Company, as part of equipment and software enhancements to its call processing technology and capabilities, also upgraded its call processing software to be year 2000 compliant in all nine (9) of its call centers. Total costs for the equipment and software enhancements, including year 2000 compliance, was approximately $147,500. These costs were capitalized. The Company has incurred additional Y2K costs of approximately $40,000. These costs have not been capitalized. Additional costs to upgrade the Company's internal information systems are expected to cost approximately $100,000. These additional costs will also not be capitalized and will be treated as expenses as they are incurred.

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

         The Company expects to complete its overall Year 2000 conversions prior to any impact on its operations. However, should the Company not be able to complete its Year 2000 conversions prior to an impact on its operations, the Company has developed a contingency plan to deal with any issues that may arise as a result of systems that stop processing date related computations or processes them incorrectly. In addition, the Company has also developed contingency plans for any failure of the Company's customers and/or suppliers systems and applications to be Year 2000 compliant.


INFLATION

         Inflation has not had a material impact on operating results and the Company does not expect it to have a significant impact in the future. However, there can be no assurance that the Company's business will not be affected by inflation in the future.





PART II  OTHER INFORMATION
ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

    (a)  27  Financial Data Schedule








SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ACI TELECENTRICS, INCORPORATED
                                        Registrant


Dated:    November 12, 1999             By:/s/RUSSEL JACKSON
                                        ----------------------------------------
                                        Russell Jackson
                                        Chief Financial Officer
                                        (Principal Accounting Officer)


Dated:    November 12, 1999             By:/s/RICK N. DIAMOND
                                        ----------------------------------------
                                        Rick N. Diamond
                                        Chief Executive Officer and Director