Form 10KSB
period 1999-12-31
ACI TELECENTRICS INC
filed 2000-04-14
CIK 1020998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                         Commission File No.: 000-21557

                             ACI TELECENTRICS, INC.
           (Name of Small Business Issuer as specified in its charter)

           MINNESOTA                                            41-1572571
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)

         3100 WEST LAKE STREET, SUITE 300, MINNEAPOLIS, MINNESOTA  55416
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

Issuer's revenues for its most recent fiscal year:  $22,943,014.

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of March 22, 2000 was approximately $3,698,406 based upon the average of the closing bid and asked prices of the Registrant's Common Stock on such date.

There were 5,767,121 shares of Common Stock, no par value, outstanding as of March 22, 2000.

                            ------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference pursuant to Rule 12b-23: Portions of the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders are incorporated by reference into Items 9, 10, 11 and 12 of Part III, respectively.

Transitional Small Business Disclosure Format (check one). Yes [ ]   No [X]

                                    I N D E X



Description                                                                         Page
-----------                                                                         ----




PART I
        ITEM 1. DESCRIPTION OF BUSINESS................................................1
        ITEM 2. DESCRIPTION OF PROPERTY................................................3
        ITEM 3. LEGAL PROCEEDINGS......................................................3
        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................4


PART II
        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............5
        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS..............................................5
        ITEM 7. FINANCIAL STATEMENTS..................................................11
        ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE..............................................27


PART III
        ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.....................27
        ITEM 10. EXECUTIVE COMPENSATION...............................................27
        ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT...........................................................27
        ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................27
        ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................28

                                     PART I



ITEM 1.           DESCRIPTION OF BUSINESS

GENERAL

         ACI Telecentrics, Inc. (the "Company") was incorporated under the name Automated Communications, Incorporated under Minnesota law on January 13, 1987 and changed its name to ACI Telecentrics, Inc. on July 26, 1996. The Company provides telephone based sales and marketing services, broadly defined as teleservices. As of December 31, 1999, the Company operated 592 outbound workstations in ten call centers located in Minnesota, North Dakota, South Dakota, Nebraska, Indiana and California.

         Prior to August 1, 1997, the Company had focused primarily on the telecommunications, publishing and financial services industries. On August 1, 1997, the Company acquired all of the outstanding common stock of Encyclopaedia Britannica Communications Corporation ("EBCC"), which operated call centers in Lombard, Illinois and Merrillville, Indiana. With the acquisition of EBCC, the Company began to offer services to the insurance industry. In the telecommunications industry, the Company markets long distance and a variety of network services to the customers of Regional Bell Operating Companies. In the publishing industry, the Company's telemarketing programs assist newspaper, magazine, and book publishers in acquiring new subscribers, soliciting subscription renewals, and cross-selling products. In the financial services industry, the Company conducts telemarketing projects for banks and financial services companies in the areas of insurance; credit card customer acquisition, retention and renewal; credit card enhancement services; account generation and retention; and customer service. In the insurance industry, the Company markets specified insurance products for its insurance company clients.

INDUSTRY AND MARKET

         The Company believes that the telemarketing sector of marketing expenditures will continue to grow and that the trend towards outsourcing telemarketing programs will continue. Many companies choose to use telemarketing for customer retention, customer service and customer care programs in addition to the traditional sales programs. The telecommunications and financial services industries, which ACI already serves, are undergoing deregulation or consolidation, which provides the Company with additional growth opportunities as these businesses search for low cost solutions for their marketing, sales and customer support needs. In 1999, businesses within the telecommunications, publishing, financial services and insurance industries accounted for most of the Company's revenues. The industries targeted by the Company and the principal services provided are described below.

TELECOMMUNICATIONS. The Company entered the telecommunications segment of the market in 1987. ACI currently provides clients telemarketing services for network services, long distance, caller ID and enhanced CPE products.

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

SALES AND MARKETING

         ACI's marketing strategy emphasizes customized marketing solutions tailored to meet the individual client's needs. The Company currently has three sales directors. The Company attracts clients through its sales force by direct prospecting by our sales force, encouraging referrals from existing clients who are satisfied with the Company's quality service and gaining business through other divisions of companies who are current clients.

PRINCIPAL CUSTOMERS

         In 1999, the Company's three largest clients and the percentage of 1999 revenues attributable to such clients were Discover Financial Services, one of the top credit card issuers in the nation (21.8%), MemberWorks, one of the nation's largest providers of consumer membership programs (20.0%) and GTE, one of the nations largest telephone operating companies (16.4%).

COMPETITION

         The telemarketing industry is highly competitive, but also continues to be highly fragmented. The Company competes with both in-house telemarketing organizations as well as other independent out-source telemarketing operations. In-house telemarketing organizations provide a variety of services to their organizations and comprise the majority of the telemarketing industry. Independent telemarketing organizations range from numerous small, single-facility operations to large, multi-facility operations such as SITEL Corporation, APAC Teleservices Inc., TeleSpectrum Worldwide, Inc., and West Telemarketing Corporation. The Company also competes with other forms of marketing such as direct mail, television and radio. The Company believes that the primary competitive factors in the telephone-based marketing industry are reputation for quality service, marketing results, technological expertise, price, and the ability to design customized marketing programs which address the needs of clients. The Company believes that most of its competitors are, like ACI, highly dependent on a small number of clients for a large percentage of their business.

GOVERNMENT REGULATION

         The telemarketing industry is subject to a significant amount of federal and state regulation. The federal Telephone Consumer Protection Act of 1991 (the "TCPA") prohibits telemarketers from using automated telephone dialing equipment to call certain types of telephone numbers, such as hospital emergency room telephone numbers. In addition, the TCPA prohibits the initiation of telephone calls to any residential telephone line using an artificial or prerecorded voice to deliver a message without the prior consent of the called party. The federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 (the "TCFAPA") broadly authorizes the Federal Trade Commission (the "FTC") to issue regulations prohibiting misrepresentation in telemarketing sales. In August 1995, the FTC issued regulations under the TCFAPA which, among other things, prohibit initiating an outbound telephone call to a person that has stated that he or she does not wish to receive an outbound call on behalf of the seller whose goods or services are being offered, prohibit calls at any time other than between 8:00 a.m. and 9:00 p.m. local time, require a telemarketer to make certain disclosures to the person receiving the call, and prohibit misrepresentations regarding the cost, terms, restrictions, or performance of products or services offered by phone. To the best of the Company's knowledge, its telemarketing procedures comply with all state and federal rules.

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

PERSONNEL

         The Company had approximately 857 full and part time employees as of December 31, 1999. None of the Company's employees are subject to a collective bargaining agreement and the Company believes its relationship with its employees is good.




ITEM 2.           DESCRIPTION OF PROPERTY

FACILITIES

         The Company's corporate headquarters is located in Minneapolis, Minnesota in a leased facility consisting of approximately 12,000 square feet of office space. The lease expires on July 31, 2000.

         The Company also leases ten call center facilities in the Midwest and California. Information related to those call centers is as follows:

                       YEAR OPENED/                                          NUMBER OF
LOCATION                 ACQUIRED             TERM            EXPIRES       WORKSTATIONS
--------               ------------           ----            -------       ------------
Twin Valley, MN            1993               5 yr              8/03             40

Valley City, ND            1995               5 yr              6/00             48

Devils Lake, ND            1996          Month to Month          N/A             36

Redfield, SD               1997               5 yr              8/01             48

Pierre, SD                 1997               5 yr              4/02             40

Chadron, NE                1997               10 yr             7/07             60

Valentine, NE              1998               10 yr             11/07            32

Ogallala, NE               1998               10 yr             1/08             48

Merrillville, IN           1997          Month to Month          N/A             96

Redding, CA                1999               5 yr              8/04            144
                                                                                ---

Total outbound workstations at December 31, 1999                                592
                                                                                ===



ITEM 3.           LEGAL PROCEEDINGS

         The Company is not a party to, nor is its property the subject of, any material pending legal proceeding.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of 1999.


EXECUTIVE OFFICERS OF THE COMPANY

         The name and ages of all of the Company's executive officers and the positions held by them are listed below.

       Name            Age       Position
       ----            ---       --------

Rick N. Diamond        37        Chairman of the Board, Chief Executive Officer,
                                 Secretary, and Director

Gary B. Cohen          38        President and Director

Dana A. Olson          38        Chief Operating Officer

Lois J. Dirksen        44        Vice President - Sales

Russell E. Jackson     51        Chief Financial Officer


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

         RUSSELL E. JACKSON joined ACI as Corporate Controller in March 1998. Mr. Jackson was named Chief Financial Officer in August 1999. Prior to joining the Company, Mr. Jackson was Chief Financial Officer for Health Outcomes Management, Inc., a developer and supplier of computer software and services for healthcare providers. Mr. Jackson is a graduate of National American University and holds a Bachelor of Arts degree in Accounting.

                                     PART II


ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since June 11, 1999, the Company's Common Stock has been traded on the over the counter markets of the National Association of Securities Dealer's Electronic Bulletin Board under the symbol ACIT. On June 10, 1999, Nasdaq informed the Company that it was being delisted from the Nasdaq SmallCap Market where the Company's Common Stock had been traded since October 21, 1996. Prior to October 21, 1996, the Company's Common Stock was not publicly traded. The following table sets forth the high and low bid prices for the Company's Common Stock as reported by OTC Bulletin Board and Nasdaq. The bid quotations represent interdealer prices without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


Year Ended December 31, 1999                               High            Low
----------------------------                               ----            ---
   First Quarter                                           $1.31          $0.50
   Second Quarter                                           2.00           0.69
   Third Quarter                                            1.12           0.62
   Fourth Quarter                                           1.00           0.75


Year Ended December 31, 1998                               High            Low
----------------------------                               ----            ---
   First Quarter                                           $3.13          $2.06
   Second Quarter                                           2.38           0.50
   Third Quarter                                            1.38           0.25
   Fourth Quarter                                           0.59           0.25

         On March 22, 2000, the fair market value of the Company's Common Stock was $13,610,406 based on the average of the closing bid and asked prices on that date. As of March 22, 2000, the Company had approximately 148 shareholders of record. The Company estimates that an additional 420 stockholders own stock held for their accounts at brokerage firms and financial institutions (commonly known as "in street name").

         The Company has not paid cash dividends on its Common Stock since its initial public offering of stock. The Board of Directors presently intends to retain earnings for use in the Company's business and does not anticipate paying cash dividends on Common Stock in the foreseeable future. Any future determinations as to the payment of dividends will depend on the financial condition of the Company and such other factors as are deemed relevant by the Board of Directors. The Company's bank line of credit prohibits the payment of cash dividends without the bank's consent.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         OVERVIEW

         ACI provides telephone-based sales and marketing services primarily to the telecommunications, publishing, insurance and financial services industries. The Company operates ten call centers in five Midwest states and California, which as of December 31, 1999 had 592 outbound calling workstations. The Company had approximately 857 full and part-time employees as of December 31, 1999.

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


         RESULTS OF OPERATIONS

         The following table sets forth items from the Company's Statements of Operations as percentages of net revenue:

YEARS ENDED DECEMBER 31,                           1999        1998        1997
--------------------------------------------------------------------------------

Net telemarketing revenue                         100.0%      100.0%      100.0%
Cost of services                                   59.0        55.8        55.0
Selling, general and administrative expenses       37.0        53.3        47.3
Restructuring costs                                  --         0.4         2.5
Operating income (loss)                             4.0        (9.5)       (4.8)
Other income (expense)                             (0.4)       (0.2)        1.1
Income (loss) before income taxes                   3.6        (9.7)       (3.7)
Income tax expense (benefit)                        1.3        (3.7)       (1.4)
Net income (loss)                                   2.3        (6.0)       (2.3)

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         REVENUE. Revenues for the year ended December 31, 1999, were $22,943,014, an increase of $7,907,492 or 52.6% when compared to 1998 revenues of $15,035,522. The Company derived 8.8% of its 1999 revenues from outsourcing compared to 7.2% in 1998.

         Financial services clients provided 50.9% of total 1999 revenue compared to 16.5% of revenues during 1998. Other industry segments for 1999 included telecommunications (22.2%), publishing (14.3%) and insurance (11.2%). During 1999, the Company's largest client represented 21.8% of total revenue. During 1998, the Company's largest client represented 19.1% of total revenue.

         In 1999, billable telemarketing hours increased 57.4% when compared to 1998, however, net revenue per billable telemarketing hour decreased by 1.9%. During 1999, the Company opened one call center in Redding, California. As of December 31, 1999, the Company operated 592 outbound call center workstations compared to 482 outbound call center workstations at December 31, 1998.

         COST OF SERVICES. Cost of services increased 61.2% to $13,536,871 in 1999 from $8,395,597 in 1998. The increase in the cost of services percentage is primarily attributable to the increase in telemarketing service representative ("TSR") labor and benefit costs. As a percentage of revenue, TSR labor and benefit cost increased to 41.2% of revenue in 1999 from 37.4% of revenue in 1998. Outsourcing costs, which are primarily costs associated with the utilization of other telemarketing companies for telemarketing, increased by 81.7% to $1,605,340 from $883,762. Outsourcing costs increased to 7.0% of total revenue in 1999 compared to 5.9% in 1998. Outsourced telemarketing services had a cost of 79.4% compared to 57.0% for internally generated telemarketing. Long distance telephone costs for telemarketing operations in 1999 increased by 23.7% to $2,205,787 from $1,782,713, however, as a percentage of total revenue, long distance telephone costs decreased from 11.9% in 1998 to 9.6% in 1999, primarily as the result of a rate decrease negotiated with the Company's long distance carrier, effective August 1, 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling general and administrative expenses for 1999 increased by $476,982, or 6.0% to $8,486,362, compared to $8,009,380 in 1998. As a percentage of revenue, selling, general, and administrative expenses decreased to 37.0% in 1999 compared to 53.3% in 1998. The absolute dollar increase in expenses can be attributed to expenses associated with the opening of a new call center in September 1999, an increase in personnel costs, approximately $142,000 in year 2000 expenses and approximately $173,000 of costs related to exploring strategic alternatives. These increases were partially offset by a decrease in expenses associated with the closing of the Lombard, Illinois inbound call center in May of 1998.

         OPERATING INCOME (LOSS). As a result of the factors discussed above, the Company recorded operating income of $919,781 compared to an operating loss of $1,434,455 in 1998. The Company's closed inbound call center in Lombard, IL accounted for approximately $356,000 ($221,000 on an after tax basis) of the 1998 operating loss.

         OTHER INCOME AND EXPENSES, NET. Other expenses were $83,652 in 1999 compared to $21,516 in 1998. Net interest expense of $77,931 compared to net interest expense of $20,264 in 1998 was the result of an increase in borrowing activity under the Company's line of credit, an increase in equipment lease financing and lower cash investment balances producing lower interest income.

         INCOME TAX EXPENSE (BENEFIT). The Company recorded income tax expense of $309,000 in 1999 compared to an income tax benefit of $550,210 in 1998. The 1999 expense was recorded at 37.0%, which is estimated to be the effective rate for federal and state taxes verses 37.8%% used in 1998 to record the income tax benefit.

         NET INCOME (LOSS). Net income for 1999 was $527,129, or $.09 per share on a basic and fully diluted basis compared to a net loss of $905,761 or $.16 per share in 1998.


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

         Telecommunications clients provided 43.2% of total 1998 revenue compared to 65.2% of revenues during 1997. Other industry segments for 1998 included publishing (22.2%), insurance (11.2%) and financial services (16.5%). During 1998, the Company's largest client represented 19.1% of total revenue compared to 60.8% of total revenue in 1997. This decrease in reliance on any one client is primarily the result of the Company's effort to diversify its customer base so that no one client represents more than 20% of total revenue.

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

         OTHER INCOME AND EXPENSES, NET. Other expenses were $21,516 in 1998 compared to income of $167,834 in 1997. Interest was a net expense amount of $20,264 compared to a net income amount of $167,834 in 1997. 1997 net interest income was the result of the earnings from cash raised in the company's initial public offering ("IPO") in October 1996.

         INCOME TAX BENEFIT. The Company recorded an income tax benefit of $550,210 in 1998 compared to an income tax benefit of $215,500 in 1997. The 1998 benefit was recorded at 38.1%, which is estimated to be the effective rate for federal and state taxes verses 38.0% in 1997.

         NET LOSS. The net loss for 1998 was $905,761, or $.16 per share compared to $351,545 or $.06 per share in 1997.

         LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, the Company had cash and cash equivalents of $199,295 compared to $1,300,681 and $659,042 at December 31, 1998 and 1997,
respectively. Cash used by operating activities was $1,455,757 in 1999 compared to cash generated by operating activities of $88,010 in 1998 and cash used by operating activities of $730,130 in 1997. Included in cash used by operating activities in 1999 is $3,149,942 of changes in working capital components related to the growth of the Company offset by depreciation and amortization of $1,098,936 and other non-cash charges of $62,399. Cash provided by operating activities in 1999 was primarily from net income of $527,129. Cash used by 1998 operating activities primarily include the net loss of $905,761. In 1998, cash was provided by changes in working capital components of $707,957. Cash flows used in operating activities in 1997 were accounted for by the net loss of $351,545 and changes in working capital components of $1,269,483. These were offset by depreciation and amortization of $696,937 and other non-cash items of $193,961.

         Net cash used by investing activities in 1999 was $261,061 compared to net cash generated by investing activities of $160,514 in 1998 and net cash used of $3,578,914 in 1997. The primary use of cash by investing activities in 1999 was expenditures for property and equipment of $307,303 related to opening a new call center and upgrading calling systems. These expenditures were partially offset by the proceeds from the sale of assets. The primary source of cash from investing activities in 1998 was $493,345 in proceeds from previously restricted investments. During 1998, the proceeds from previously restricted investments were partially offset by purchases of property and equipment of $355,264. The primary uses of cash in 1997 were expenditures for property and equipment of $1,626,180 related to new call centers, upgrading the technology in current call centers, and the acquisition of fixed assets in the EBCC acquisition totaling $1,429,845. In addition, $493,345 was escrowed as restricted cash related to the EBCC acquisition.

         Net cash provided by financing activities in 1999 was $615,432, compared to net cash provided of $393,115 in 1998 and cash used by financing activities of $37,727 in 1997. Net cash provided by financing activities in 1999 consisted of net borrowings from the revolving line of credit totaling $850,000 plus proceeds of $8,086 from the issuance of common stock in the Employee Stock Purchase Plan and exercise of stock options. These proceeds were offset by repayments of long-term debt and capital leases of $242,654 in 1999. Sources of cash provided by financing activities during 1998 were the receipt of $450,000 of public sector grants, $80,952 proceeds from the sale and leaseback of property and equipment and $27,299 related to the issuance of common stock in the Employee Stock Purchase Plan. Proceeds for 1998 were partially offset by repayments of long-term debt and capital leases of $165,136. Financing activities in 1997 were limited to $53,010 in repayments of long-term debt partially offset by $15,283 related to the issuance of common stock in the Employee Stock Purchase Plan. As a result, net cash and cash equivalents decreased $1,101,386 in 1999, increased $641,639 in 1998 and decreased $4,346,771 in 1997.

         The Company has historically used cash from operating activities, bank borrowings, capital leases and public and private sector financing in connection with the opening of call centers as its primary sources of liquidity. The public and private sector (grants/financings) included low interest rate loans, forgivable loan arrangements, and reimbursement for certain expenses and leasehold improvements. In 1999, the Company financed its activities with borrowings against its line of credit and the financing of $644,821 of asset purchases through capital leases. In November 1997 the Company's Board of Directors authorized a $2 million revolving line of credit which became effective in January 1998. At December 31, 1999, the Company had outstanding borrowings of $850,000 under the line of credit with an available credit line of $1,150,000. The Company's line of credit expires on April 30, 2001.

         Management is currently negotiating an increase to its revolving line of credit arrangement. The Company believes that funds available at December 31, 1999 together with funds which should be generated from future operations, amounts available under the renegotiated revolving line of credit arrangement and funds obtained through equipment financing leases will be sufficient to finance its current and future business operations including working capital requirements although there can be no guarantee that these funds will be available at terms acceptable to the Company, if at all.

         In connection with the opening of a new call center in Sherbrooke, Quebec, Canada in April 2000 the Company has entered into a seven year building lease commitment totaling $180,000 per year, which is cancelable after four years. In addition, the Company has a commitment of approximately $860,000 for capital expenditures for computer equipment related to the opening of the Sherbrooke call center.

         OUTLOOK

         Certain of the statements contained in the Letter to Shareholders and repeated in this section are "forward-looking statements" within the meaning of the federal securities laws. The following forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements.

         Management believes that total marketing expenditures by US companies directed towards telemarketing will continue to grow and that the trend for these companies will be towards outsourcing their telemarketing programs to companies like ACI. In addition, the Company believes that Internet-based online customer service support is the next step in consumer contact and may be a growth opportunity in 2000. The Company anticipates that the demand for its traditional telemarketing services will continue to grow in 2000 along with growth resulting from the Company's expansion into the Internet customer service business. In order to meet this increased demand for traditional telemarketing services and Internet-based customer service, the Company has signed a lease to open a new 100 seat call center during April 2000 in Sherbrooke, Quebec, Canada. In addition, the Company may open one additional call center with 100 to 200 seats to meet the anticipated demand. The Company plans to equip these call centers with a new technology that will enable the Company to provide outbound, inbound and Internet-based consumer contact services from the same teleservices equipment. In 2000, the Company expects to spend approximately $4,000,000, on capital expenditures to equipment these call centers and develop the Internet customer service business applications. The Company intends to finance the majority of its capital expenditure needs through equipment financing leases however, there is no assurance that equipment financing leases will be available at terms acceptable to the Company.

         There is no assurance that the Company's marketing efforts will generate new business or that businesses will continue to outsource their telemarketing needs. As is common in the telemarketing industry, the Company's projects are often not subject to formal contracts, the agreements with its clients do not assure that ACI will generate a specific level of revenue, do not designate ACI as the client's exclusive service provider, and are terminable by the client on relatively short notice and without penalty. In addition, the amount of revenues ACI generates from a particular client generally is dependent upon their customers' interest in, and use of, the client's products or services. While the Company anticipates an increase in demand for its services in 2000, there is no assurance that the

Company, due to the current low unemployment levels, will be able to hire and train sufficient telemarketing sales representatives to fully utilize the capacity to meet anticipated increased demands for the Company's services.

         During 1999, the Company reduced its selling, general and administrative expenses to 37.0% of revenue compared to 53.3% in 1998. These reductions are a result of the Company's sales effort and an effort to improve its processes to contain costs and increase the efficiency of the organization. However, there can be no assurance that containment of these costs can be continued or that further efficiencies can be realized.

         YEAR 2000 COMPLIANCE

         During 1999, the Company completed the necessary conversions and modification to ensure that the Company's internal information systems were Year 2000 compliant. To date, the Company has not experienced any significant Year 2000 related problems with its internal information systems. In addition, the Company has not experienced any significant Year 2000 related problems with any of its customers and suppliers.

         Total costs to upgrade the Company's internal information systems were not material to the operations of the Company. During the fourth quarter of 1998 and the first quarter of 1999, the Company, as part of equipment and software enhancements to its call processing technology and capabilities, also upgraded its call processing software to be year 2000 compliant in all nine (9) of its then existing call centers. Total costs for the equipment and software enhancements, including year 2000 compliance, were approximately $147,500. These costs were capitalized. The Company expensed additional Y2K costs of approximately $142,000.

         The Company believes the Company, its customers and suppliers have become Year 2000 compliant. However, the Company cannot assure that any future problems associated with Year 200 compliance will not have an impact on its operations. Such an impact could affect the Company's results of operations.

         NEW ACCOUNTING PRONOUNCEMENTS

         In June, 1998, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from the change in values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management has not completed its review of the effect of the adoption of this standard.

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

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements of the Company are included herein:

               Independent Auditors' Report
               Consolidated Balance Sheets -December 31, 1999 and 1998 Consolidated Statements of Operations - December 31, 1999, 1998
                    and 1997
               Consolidated Statements of Cash Flows - December 31, 1999, 1998
                    and 1997
               Consolidated Statements of Shareholders' Equity - December 31,
                    1999, 1998 and 1997
               Notes to Consolidated Financial Statements - December 31, 1999,
                    1998 and 1997

INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders of ACI Telecentrics, Inc.



We have audited the accompanying consolidated balance sheets of ACI Telecentrics, Inc. and subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flow for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


/s/Deloitte & Touche LLP

Deloitte & Touche LLP

Minneapolis, MN
April 13, 2000

                      ACI TELECENTRICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

DECEMBER 31,                                                                               1999             1998
-------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                          $    199,295     $  1,300,681
   Trade receivables, less allowance for doubtful accounts of
     $140,000 at both dates                                                              5,413,351        1,456,431
   Income tax receivable (Note 10)                                                          20,312               --
   Deferred income taxes (Note 10)                                                         539,000          365,000
   Prepaid expenses                                                                        141,742          111,117
   Other current assets                                                                     66,595          131,667
                                                                                      ------------     ------------
           TOTAL CURRENT ASSETS                                                          6,380,295        3,364,896

Property and equipment, net of accumulated depreciation (Note 3)                         2,701,923        2,824,381

OTHER ASSETS:
   Goodwill, less accumulated amortization of $169,000
     and $99,000, respectively (Note 2)                                                    881,783          951,858
   Deferred taxes                                                                               --          137,000
   Other                                                                                    57,434           63,676
                                                                                      ------------     ------------
           TOTAL OTHER ASSETS                                                              939,217        1,152,534
                                                                                      ------------     ------------
TOTAL ASSETS                                                                          $ 10,021,435     $  7,341,811
                                                                                      ============     ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving line of credit (Note 4)                                                  $    850,000     $         --
   Trade accounts payable                                                                  872,542          482,628
   Accrued compensation                                                                    461,584          134,498
   Accrued expenses                                                                        161,786           70,230
   Income taxes payable (Note 10)                                                               --           15,713
   Current portion of long-term debt and capital lease obligations (Notes 4 and 6)         452,998          356,980
                                                                                      ------------     ------------
           TOTAL CURRENT LIABILITIES                                                     2,798,910        1,060,049

LONG-TERM LIABILITIES:
   Long-term debt and capital lease obligations, less current portion (Note 4)             523,160          257,711
   Deferred capital lease liabilities, less current portion (Note 6)                       280,000          473,201
   Deferred income taxes (Note 10)                                                         323,000               --
                                                                                      ------------     ------------
           TOTAL LONG-TERM LIABILITIES                                                   1,126,160          730,912

COMMITMENTS AND CONTINGENCIES (NOTES 2, 5 AND 9)

SHAREHOLDERS' EQUITY (NOTE 8):
   Common stock, no par value; 15,000,000 shares authorized;
     5,756,267 and 5,731,471 shares issued and outstanding, respectively                 6,638,531        6,620,145
   Undesignated stock, no par value; 5,000,000 shares authorized;
     none issued and outstanding                                                                --               --
   Accumulated deficit                                                                    (542,166)      (1,069,295)
                                                                                      ------------     ------------
           TOTAL SHAREHOLDERS' EQUITY                                                    6,096,365        5,550,850
                                                                                      ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $ 10,021,435     $  7,341,811
                                                                                      ============     ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      ACI TELECENTRICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


YEARS ENDED DECEMBER 31,                             1999              1998            1997
-----------------------------------------------------------------------------------------------
TELEMARKETING REVENUES                           $ 22,943,014     $ 15,035,522     $ 15,253,893

COST OF SERVICES                                   13,536,871        8,395,597        8,388,921

SELLING, GENERAL, AND
      ADMINISTRATIVE EXPENSES                       8,486,362        8,009,380        7,211,288

RESTRUCTURING COSTS (Note 11)                              --           65,000          388,563
                                                 ------------     ------------     ------------
           Total costs                             22,023,233       16,469,977       15,988,772
                                                 ------------     ------------     ------------

OPERATING INCOME (LOSS)                               919,781       (1,434,455)        (734,879)

OTHER INCOME (EXPENSE):
   Interest income                                     15,633           39,012          181,604
   Interest expense                                   (93,564)         (59,276)         (13,770)
   Other, net                                          (5,721)          (1,252)              --
                                                 ------------     ------------     ------------
           Total other income (expense)               (83,652)         (21,516)         167,834
                                                 ------------     ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES                     836,129       (1,455,971)        (567,045)

INCOME TAX EXPENSE (BENEFIT)                          309,000         (550,210)        (215,500)
                                                 ------------     ------------     ------------

NET INCOME (LOSS)                                $    527,129     $   (905,761)    $   (351,545)
                                                 ============     ============     ============



BASIC AND DILUTED NET INCOME (LOSS) PER SHARE    $        .09     $       (.16)    $       (.06)
                                                 ============     ============     ============

BASIC SHARES USED IN COMPUTING
   NET INCOME (LOSS) PER SHARE                      5,749,614        5,723,176        5,707,500
                                                 ============     ============     ============

DILUTED SHARES USED IN COMPUTING
   NET INCOME (LOSS) PER SHARE                      5,765,264        5,723,176        5,707,500
                                                 ============     ============     ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      ACI TELECENTRICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


YEARS ENDED DECEMBER 31,                                                  1999             1998            1997
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                  $   527,129     $  (905,761)    $  (351,545)

   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation and amortization                                      1,098,936         940,911         696,937
     Provision for losses on accounts receivable                               --         (54,964)        121,964
     Amortization of deferred capital lease liabilities                  (233,901)       (181,400)        (61,400)
     Deferred income taxes                                                286,000        (575,210)       (133,202)
     Restructuring costs                                                       --          65,000         388,563
     Equity based compensation                                             10,300              --              --
     Loss on disposal of assets                                             5,721          36,513              --
     Changes in operating assets and liabilities:
       Trade receivables                                               (3,956,920)        967,856      (1,210,836)
       Prepaid expenses                                                   (30,625)        (89,339)         67,001
       Other current assets                                                65,072          (3,439)         (7,089)
       Accounts payable, accrued compensation
               and accrued expenses                                       808,556        (714,368)        490,175
       Income taxes                                                       (36,025)        602,211        (730,698)
                                                                      -----------     -----------     -----------
           Net cash provided by (used in) operating activities         (1,455,757)         88,010        (730,130)

CASH FLOWS UTILIZED IN INVESTING ACTIVITIES:
   Purchases of property and equipment                                   (307,303)       (355,264)     (1,626,180)
   Decrease (increase) in other assets                                      6,242          22,433         (29,544)
   Proceeds from (purchase of) restricted investments                          --         493,345        (493,345)
   Proceeds from sale of assets                                            40,000              --              --
   Payments for business acquired                                              --              --      (1,429,845)
                                                                      -----------     -----------     -----------
           Net cash provided by (used in) investing activities           (261,061)        160,514      (3,578,914)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                               8,086          27,299          15,283
   Proceeds from revolving line of credit                               3,800,000       2,100,000              --
   Payments on revolving line of credit                                (2,950,000)     (2,100,000)             --
   Proceeds from deferred grants                                               --         450,000              --
   Repayments on long-term debt and capital leases                       (242,654)       (165,136)        (53,010)
   Proceeds from sale and leaseback of equipment                               --          80,952              --
                                                                      -----------     -----------     -----------
           Net cash provided by (used in) financing activities            615,432         393,115         (37,727)
                                                                      -----------     -----------     -----------

NET INCREASE (DECREASE) CASH AND
    CASH EQUIVALENTS                                                   (1,101,386)        641,639      (4,346,771)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          1,300,681         659,042       5,005,813
                                                                      -----------     -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                              $   199,295     $ 1,300,681     $   659,042
                                                                      ===========     ===========     ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      ACI TELECENTRICS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                    COMMON STOCK            RETAINED
                                                SHARES        AMOUNT        EARNINGS         TOTAL
------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1996                 5,705,000    $ 6,577,563    $   188,011     $ 6,765,574

   Issuance of common stock under the
     Employee Stock Purchase Plan                 3,583         15,283             --          15,283
   Net loss                                          --             --       (351,545)       (351,545)
                                            -----------    -----------    -----------     -----------

BALANCES AT DECEMBER 31, 1997                 5,708,583      6,592,846       (163,534)      6,429,312

   Issuance of common stock under the
     Employee Stock Purchase Plan                22,888         27,299             --          27,299
   Net loss                                          --             --       (905,761)       (905,761)
                                            -----------    -----------    -----------     -----------

BALANCES AT DECEMBER 31, 1998                 5,731,471      6,620,145     (1,069,295)      5,550,850

   Proceeds from stock options exercised          1,000            500             --             500
   Equity based compensation                         --         10,300             --          10,300
   Issuance of common stock under the
     Employee Stock Purchase Plan                23,796          7,586             --           7,586
   Net income                                        --             --        527,129         527,129
                                            -----------    -----------    -----------     -----------

   BALANCES AT DECEMBER 31, 1999              5,756,267    $ 6,638,531    $  (542,166)    $ 6,096,365
                                            ===========    ===========    ===========     ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ACI TELECENTRICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999

1.      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION AND NATURE OF BUSINESS - ACI Telecentrics, Incorporated
        (ACI) provides telephone-based sales and marketing services primarily to the telecommunications, publishing, insurance, and financial services industries. ACI was established in 1987 in Minneapolis, Minnesota. Since that time, the Company has opened additional call center locations in Twin Valley, Minnesota; Valley City and Devils Lake, North Dakota; Redfield and Pierre, South Dakota; Chadron, Valentine and Ogallala, Nebraska and Redding, California. Prior to June 1996, all of the call centers were operated as affiliated corporations through common ownership. Effective June 28, 1996, Automated Communications Incorporated and its affiliated companies were merged to form ACI Telecentrics, Incorporated. These financial statements include the results of operations of all companies for all periods presented. As described in Note 2, on August 1, 1997, the Company acquired all of the outstanding common stock of Encyclopaedia Britannica Communications Corporation (EBCC), which had call centers in Lombard, Illinois and Merrillville, Indiana. As described in Note 11, the Lombard, Illinois operations have subsequently been closed. Operations of EBCC are included from August 1, 1997. The acquisition was accounted for as a purchase.

        PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ACI Telecentrics of Illinois, Inc. (formerly EBCC) after elimination of intercompany transactions. This wholly owned subsidiary was dissolved on December 31, 1998 and operations assumed by ACI. Consolidated operations are included for 1998 and 1997.

        REVENUE RECOGNITION - Revenues from telemarketing services are recognized as services are provided, primarily based on hours incurred. Performance based revenues are recognized when sales are verified.

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

        CASH EQUIVALENTS - Short-term investments, generally with a maturity of three months or less from the date of purchase, are classified as cash equivalents.

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

        RESTRICTED INVESTMENTS - Restricted investments at December 31, 1997, consisted of U.S. Treasury Bills carried at amortized cost. The carrying value approximated fair value due to the short-term maturities and the market rate of interest (See Note 2).

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

        NEW ACCOUNTING PRONOUNCEMENTS - In June, 1998, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from the change in values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management has not completed its review of the effect of the adoption of this standard.


2.      BRITCOM ACQUISITION

        On August 1, 1997, the Company acquired all of the outstanding common stock of EBCC, a provider of inbound and outbound telemarketing services. The acquisition was accounted for using the purchase method of accounting, and accordingly, the consolidated financial statements include results of operations from the date of acquisition. The initial purchase price consisted of (i) $1,250,000 cash paid at closing; and
        (ii) four quarterly payments (each an "Earn-Out Payment," cumulatively the "Total Earn-Out Payment"). The total amount of the "Earn-Out Payment" depended on the amount of revenues generated by certain EBCC clients and prospective clients during the period from January 1, 1998 through December 31, 1998 (the "Earn-Out Revenues"). In accordance with the purchase agreement, the Company placed in escrow, and provided the seller with a $500,000 security interest in, a Treasury Bill owned by the Company as a guaranty of payment for any "Earn-Out Payment" installments required pursuant to the original purchase agreement. Revenues generated by certain EBCC clients did not reach the minimum threshold in 1998, and no additional payments under the Stock Purchase Agreement were made. As a result, the seller released its security interest and the escrow balance was returned to the Company in 1998. The aggregate purchase price and related costs was approximately $1,430,000. The excess of purchase price over net assets acquired is being amortized over 15 years using the straightline method.

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

        YEAR ENDED DECEMBER 31,                                                                  1997
        --------------------------------------------------------------------------------------------------
        Net revenues                                                                         $ 18,639,272
        Net income (loss)                                                                        (772,485)
        Basic and diluted income (loss) per share                                            $       (.14)
        Shares used in computing basis and diluted
                  pro forma net income (loss) per share                                         5,707,500
                                                                                             ============


3.      PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

                                                                                1999              1998
                                                                       ----------------------------------
          Furniture                                                        $  1,161,088      $    985,915
          Equipment                                                           4,469,976         4,093,395
          Leasehold Improvements                                                109,313           129,122
                                                                           ------------      ------------
                                                                              5,740,377         5,208,432
          Less accumulated depreciation and amortization                      3,038,454         2,384,051
                                                                           ------------      ------------
          Net property and equipment                                       $  2,701,923      $  2,824,381
                                                                           ============      ============

        For the years ended December 31, 1999 and 1998, the Company had equipment under capitalized leases totaling $1,162,102 and $513,615, respectively. Related accumulated depreciation of the equipment under capitalized leases totaled $302,429 and $129,895 at December 31, 1999 and 1998, respectively. Amortization of equipment under capital leases is included in depreciation expense.


4.      LONG-TERM DEBT, CAPITAL LEASE OBLIGATIONS AND REVOLVING LINE OF CREDIT

        Long-term debt and capitalized lease obligations consists of the following at December 31:

                                                                                1999              1998
                                                                           --------------------------------
          Promissory Notes - monthly payments of $3,345, including
             interest at 6%, due June 15, 1999; secured by assets of the
             Company and guaranteed by the two majority stockholders       $          --      $      19,718
          Promissory Note (Note 6) - monthly payments of
             $967, including interest at 6%, due May 1, 2001                          --             25,198
          Capitalized leases                                                     825,458            378,375
                                                                           -------------      -------------
                                                                                 825,458            423,291
          Less current portion                                                   302,298            165,580
                                                                           -------------      -------------
          Long-term debt and capitalized lease obligations                 $     523,160      $     257,711
                                                                           =============      =============

        Maturities of capitalized lease obligations are as follows:

                                                                                             CAPITALIZED LEASE
        YEAR ENDING DECEMBER 31:                                                                OBLIGATIONS
        ------------------------------------------------------------------------------------------------------
                2000                                                                          $     373,077
                2001                                                                                273,443
                2002                                                                                213,287
                2003                                                                                 68,593
                2004                                                                                 41,991
                  Thereafter                                                                             --
                                                                                              -------------
        Total                                                                                       970,391
        Less amounts representing interest                                                          144,933
                                                                                              -------------
        Present value of net minimum lease payments                                           $     825,458
                                                                                              =============

        On January 30, 1998, the Company entered into a $2,000,000 revolving line of credit agreement, which accrues interest at the prime rate or LIBOR rate plus 2 3/4% on outstanding borrowings (8.5% at December 31, 1999). The borrowing base includes, and is secured by, certain accounts receivable and furniture and equipment. The loan agreement also contains provisions requiring compliance with certain financial covenants including prohibiting the payment of cash dividends without the bank's consent. Effective April 30, 1999, the Company and its lending institution executed an "Amended and Restated Revolving Credit Loan Agreement" that amended certain loan covenants and other loan provisions. The loan expires on April 30, 2001. As of December 31, 1999, the Company was in compliance with all covenants. At December 31, 1999, the Company had outstanding borrowings of $850,000 under the revolving line of credit with an available credit line of $1,150,000.


5.     LEASES

        The Company has various operating leases for its corporate office and ten call centers. The Company also leases, under capital lease arrangements, certain computer equipment and office fixtures utilized in its corporate office and call centers. Several of the operating leases contain renewal provisions.

        At December 31, 1999, future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year, not including shared operating costs, are as follows:

        YEAR ENDING DECEMBER 31:                               OPERATING LEASES
        -----------------------------------------------------------------------
                2000                                             $    438,816
                2001                                                  343,463
                2002                                                  293,987
                2003                                                  276,492
                2004                                                  223,261
                Thereafter                                            394,100
                                                                 ------------
        Total                                                    $  1,970,119

        Rent expense incurred on all operating leases was approximately $571,000, $541,000 and $454,000 for the years ended December 31, 1999,
        1998 and 1997, respectively.

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

        Reimbursement of start-up costs for the Valley City and Devils Lake call centers was offset against the corresponding expense. Payments received by the Valley City, Devils Lake call centers for leasehold improvements and by the Redfield call center for equipment reduced the values of the recorded assets. The Devils Lake and Valley City equipment leases and the $700,000 Nebraska grants are recorded as deferred liabilities in the consolidated balance sheets, and are being amortized as a reduction of administrative expenses when amounts are forgiven. Amortization of deferred grant liabilities was approximately $233,900, $181,000 and $61,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Included for 1999 is $60,000 associated with the City of Devils Lake waiving the remaining balance on a deferred grant liability.

        The schedule of future grant forgiveness amounts is as follows:

                2000                                                  $  150,700
                2001                                                     140,000
                2002                                                     120,000
                2003                                                      20,000

        In most cases, the Company is obligated to continue operating the call center for a period of five years from when the call center was opened. Certain loans and leases are guaranteed by the two majority shareholders of the Company.


7.      SIGNIFICANT CUSTOMERS AND CREDIT CONCENTRATIONS

       Revenues and year-end accounts receivable from major customers were as follows as of and for the years ended December 31:

                                    1999                       1998                      1997
                            ----------------------     ---------------------     --------------------
                            Revenue     Receivable     Revenue    Receivable     Revenue   Receivable
                            -------     ----------     -------    ----------     -------   ----------
         Customer A            22%          32%           2%          4%            0%          0%
         Customer B            20           31            0           3             0           0
         Customer C            16           11           19           0             1           0
         Customer D             6            1           15          20             7           1
         Customer E             4            8            5           2            61          42
         Customer F             1            0           11           0             0           0

        The Company does not require collateral to support customer receivables. Historically, the Company has not experienced write-offs related to these major customers.

8.     SHAREHOLDERS' EQUITY

        DIVIDENDS: No dividends were paid in 1999, 1998 or 1997. The Company's bank line of credit prohibits the payment of cash dividends without the bank's consent.

        EMPLOYEE STOCK PURCHASE PLAN: Effective June 30, 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the Stock Purchase Plan), which allows participants to purchase common stock at 85% of the common stock's fair market value at the commencement or termination of two six-month phases each year. Employees must have six months of service to be eligible to participate in the Stock Purchase Plan. The Board of Directors has reserved 100,000 shares of common stock for issuance under the Stock Purchase Plan. The Company issued 23,796, 22,888 and 3,583 shares under the plan in 1999, 1998 and 1997, respectively.

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

        The following table summarizes stock option activity:

                                                                   SHARES UNDER        WEIGHTED AVERAGE
                                                                      OPTION           PRICE PER SHARE
              -----------------------------------------------------------------------------------------
                Balance at December 31, 1996                             266,000        $        4.67

                Granted in 1997                                           51,250                 5.31
                Canceled in 1997                                         (37,375)                5.05
                                                                  ---------------       -------------
                Balance December 31, 1997                                279,875                 4.74

                Granted in 1998                                          332,500                 1.53
                Canceled in 1998                                        (338,125)                4.26
                                                                  --------------        -------------
                Balance at December 31, 1998                             274,250                 1.45
                                                                  --------------        -------------

                Granted in 1999                                           55,250                 0.89
                Exercised in 1999                                         (1,000)                0.50
                Canceled in 1999                                         (36,000)                1.47
                                                                  --------------        -------------
                Balance at December 31, 1999                             292,500        $        1.34
                                                                  ==============        =============


                Shares exercisable at December 31, 1997                  166,475        $        4.46
                                                                  ==============        =============

                Shares exercisable at December 31, 1998                   12,500        $        0.31
                                                                  ==============        =============

                Shares exercisable at December 31, 1999                  231,250        $        1.33
                                                                  ==============        =============

        On May 12, 1998, the Company's Board of Directors approved the repricing of all outstanding incentive and nonqualified stock options, totaling 300,000 shares, to the then current fair market value of $1.50.

        The following table summarizes information about stock options outstanding at December 31, 1999:

         RANGE OF          NUMBER          WEIGHTED        WEIGHTED AVERAGE       NUMBER           WEIGHTED
         EXERCISE         OF SHARES         AVERAGE            REMAINING         OF SHARES          AVERAGE
         PRICES          OUTSTANDING    EXERCISE PRICE     CONTRACTUAL LIFE     EXERCISABLE     EXERCISE PRICE
--------------------------------------------------------------------------------------------------------------
        $0.00 - 0.50        28,250        $    0.417              5.9              20,375          $  0.385
        $0.51 - 0.99         2,500             0.810              9.9               2,500             0.810
        $1.00 - 1.49        35,000             1.087              8.3              35,000             1.087
            $1.50          226,750             1.500              8.4             173,375             1.500
                           -----------------------------------------------------------------------------------
                           292,500        $    1.340              8.1             231,250          $  1.332

        In 1996, the Company adopted Statement of Financial Accounting Standards
        (SFAS) No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue following the accounting guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for options issued under the Stock Option Plan because the exercise price of all options granted was at least equal to the fair value of the common stock on the date of grant. Had compensation cost for the stock options been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, the Company's 1999, 1998 and 1997 pro forma net (loss) income and per share amounts would have been as indicated below:

                                                                       1999               1998             1997
       -----------------------------------------------------------------------------------------------------------
       Net income (loss) applicable
         to common stock, as reported                             $      527,129    $    (905,761)   $    (351,545)
                                                                  ==============    =============    =============

       Net income (loss) applicable to common
         stock, pro forma                                         $      350,744    $  (1,025,974)   $    (406,770)
                                                                  ==============    =============    =============

       Basic and diluted earnings (loss)
         per share, as reported                                   $          .09    $        (.16)   $        (.06)
                                                                  ==============    =============    =============

       Basic and diluted earnings (loss) per share, pro forma     $          .06    $        (.18)   $        (.07)
                                                                  ==============    =============    =============


        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions and results:

                                                                       1999            1998              1997
       ---------------------------------------------------------------------------------------------------------
         Dividend yield                                                  0%               0%                0%
         Expected volatility                                           112%             102%               39%
         Risk free interest rate                                       5.5%             4.7%              5.8%
         Expected life of options                                    8.1 Years       9.1 Years          10 Years
         Fair value of options on grant dates                          $1.34           $1.30             $3.27

        During 1999 the Company issued options for 5,000 shares of common stock at a price of $1.00 per share and an additional option for 5,000 shares of common stock at a price of $1.06 per share in connection with services performed. The options expire in 2001 and are immediately exercisable. Expense of $10,300 was recorded in 1999.

        STOCK WARRANTS: On October 21, 1996, warrants to purchase 140,000 shares of Common Stock (the "Underwriter's Warrants") were issued in connection with the initial public offering. The Underwriter's Warrants may be exercised in whole or in part through October 20, 2001, at an exercise price of $6.00 per share. No warrants have been exercised to date.

9.      COMMITMENTS AND CONTINGENCIES

        EMPLOYMENT AGREEMENTS Each of the two majority shareholders has entered into an employment agreement dated June 30, 1996, with the Company providing for a minimum annual base salary of $175,000. These agreements have an initial term of three years with automatic one year extensions, unless terminated in writing. The agreements require the Company to pay premiums for life insurance intended to fund the buy/sell agreements to which the two majority shareholders are parties, as described below. If employment is terminated by either party the two majority shareholders will receive 12 months' salary and health benefits. These agreements require each of the two majority shareholders to vote his shares for election of the other to serve on the Company's Board of Directors. Each of these agreements include confidentiality protections and prohibits each of the two majority shareholders from competing with the Company for a period equal to the period during which the Company is obligated to make severance payments.

        NEW CALL CENTER In connection with the opening of a new call center in Sherbrooke, Quebec, Canada in April 2000 the Company has entered into a seven year building lease commitment totaling $180,000 per year. This lease is cancelable after four years. In addition, the Company has a commitment of approximately $860,000 for capital expenditures for computer equipment related to the opening of the Sherbrooke call center.

        BUY/SELL AGREEMENTS Each of the two majority shareholders has entered into a Buy/Sell Agreement (the Agreement) with the Company and each other. Under this agreement, the Company may have the option to purchase shares from the two shareholders.


10.    INCOME TAXES

        The provision (benefit) for income taxes for the years ended December 31 consists of the following:

                                                                       1999              1998            1997
       ----------------------------------------------------------------------------------------------------------
              Current:
                Federal                                           $       10,000    $          --    $    (82,298)
                State                                                     13,000           25,000              --
                                                                  --------------    -------------    ------------
                                                                          23,000           25,000         (82,298)
              Deferred                                                   286,000         (575,210)       (133,202)
                                                                  --------------    -------------    ------------
              Total income tax expense (benefit)                  $      309,000    $    (550,210)   $   (215,500)
                                                                  ==============    =============    ============

         Differences between the provisions for income taxes at the federal statutory rate and the recorded provision are summarized as follows:

                                                                       1999              1998               1997
         -------------------------------------------------------------------------------------------------------
              Income tax expense (benefit) at federal
                statutory rate                                         34.0%            (34.0%)          (34.0%)
              State income tax (benefit), net of
                federal benefit (cost)                                  2.9%             (4.5%)           (4.4%)
              Other                                                     0.1%              0.7%             0.4%
                                                                  --------------    -----------      ----------
              Effective income tax expense (benefit)                   37.0%            (37.8%)          (38.0%)
                                                                  ==============    =============    ===========

        Net deferred tax assets (liabilities) at December 31, 1999, 1998 and 1997 are comprised of the following:

                                                                       1999               1998              1997
         -------------------------------------------------------------------------------------------------------
              Current deferred tax assets (liabilities):
                Allowance for doubtful accounts                   $       52,000    $      55,000    $       59,000
                Contributions carryover                                       --            8,000                --
                Benefit of NOL carryforwards and credits                 508,000          336,000                --
                Other, net                                               (21,000)         (34,000)          (27,000)
                                                                  --------------    -------------    --------------
              Income tax expense (benefit)                               539,000          365,000            32,000

              Non-current deferred tax assets (liabilities):
                Excess of tax over book depreciation                    (323,000)        (341,000)         (282,000)
                Benefit of NOL carryforwards                                  --          478,000           130,000
                Other, net                                                    --               --            46,790
                                                                  --------------    -------------    --------------
              Total income tax expense (benefit)                        (323,000)         137,000          (105,210)
                                                                  ---------------   -------------    --------------
              Total deferred tax assets (liabilities)             $      216,000    $     502,000    $      (73,210)
                                                                  ==============    =============    ==============

        Realization of deferred tax assets associated with the net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Management believes that it is more likely than not that all of these net operating loss carryforwards will be used, thus no valuation allowance has been established.

        As of December 31, 1999 and 1998, the Company had federal net operating loss carryforwards of approximately $985,000 and $1,581,000, respectively. The net operating loss carryforwards will expire beginning in 2012. In addition, at December 31, 1999 the Company had tax credits of approximately $120,000, which expire beginning in 2017.


11.     RESTRUCTURING COSTS

        In December 1997, in connection with management's plans to reduce costs and improve operating efficiencies, the Company transferred the outbound calling services performed at its Lombard call center to various other call centers. As a result, the Company recorded a restructuring charge of $388,563, as detailed below, all charges of which remained in accrued liabilities at December 31, 1997. During 1998, $379,281 of these amounts were paid and $9,282 remained in accrued liabilities at December 31, 1998. During 1999, the remaining accrued liabilities of $9,282 were paid and no accrued liabilities remained unpaid at December 31, 1999. The principal actions in the plan involved the consolidation of the outbound call center operations in Lombard, Illinois into existing ACI call centers in Merrillville, Indiana and Pierre, South Dakota.

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

        The major components of the restructuring charges are as follows:

                Write down of furniture and equipment             $       40,000
                Other                                                     25,000
                                                                  --------------
                                                                  $       65,000
                                                                  ==============


12.     RETIREMENT PLAN

        Effective January 1, 1998, the Company established a 401(k) pension plan covering substantially all of its employees who are at least 21 years of age, have completed at least six months continuous employment and work more than 1,000 hours per year. Participants may elect to defer from 1% to 15% of their salary and are 100% vested in their own contributions. The plan allows for the Company to make discretionary matched contributions. These contributions, if any, vest to the employee at the rate of 20% per year of employment so that the employee would be fully vested in the Company's discretionary contribution upon attaining five years of employment of greater than 1000 hours per year. The Company's discretionary contributions to the plan are determined annually by the Board of Directors. Total discretionary contributions contributed by the Company were $8,534 and $0, respectively, for the years ended December 31, 1999 and 1998.


13.     EARNINGS (LOSS) PER SHARE (SFAS 128)

        Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share are computed after giving effect to the exercise of all dilutive outstanding options and warrants. Both basic and diluted earnings per share for 1999 were the same, because the exercise price of substantially all options and warrants was in excess of the weighted average market price during the year. Basic and diluted earnings per share for 1998 and 1997 were the same due to net losses; the impact of the potential common shares outstanding would have been anti-dilutive. For the reasons discussed above, options and warrants for 401,750, 414,250 and 419,875 shares were excluded from the calculation of diluted shares outstanding in 1999, 1998 and 1997, respectively. The following table reconciles the denominators used in computing basic and diluted earnings per share:

                                                                           1999             1998              1997
       -----------------------------------------------------------------------------------------------------------
       Weighted average common shares outstanding                      5,749,614        5,723,176         5,707,500
       Effect of dilutive stock options and warrants                      15,650            -----             -----
                                                                  --------------    -------------    --------------
                                                                       5,765,264        5,723,176         5,707,500
                                                                  ==============    =============    ==============



14.     SUPPLEMENTAL CASH FLOW INFORMATION

                                                                           1999             1998              1997
        -----------------------------------------------------------------------------------------------------------
        The Company paid cash for interest and income taxes as follows:

           Interest                                               $       93,564    $      59,300    $       13,800

           Income taxes (refunds received)                                28,450         (575,301)          648,400

        Non-cash investing and financing activities included:

           Equipment acquired through capital leases                     644,821          372,774             -----

           Deferred grants receivable                             $        -----    $     100,000    $      150,000


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has not changed its independent auditors nor has the Company had any disagreements with its independent auditors on matters of accounting or financial disclosure.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by Item 9 regarding the Company's executive officers is set forth in Part I of this report. The information required by Item 9 concerning the directors of the Company is incorporated by reference from the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders under the caption "Election of Directors." The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.

         The information required by Item 9 relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders under the caption "Compliance with Section 16(a)of the Exchange Act". The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.


ITEM 10. EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated herein by reference to the section labeled "Executive Compensation" which appears in the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders. The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 11 is incorporated herein by reference to the section labeled "Principal Shareholders and Management Shareholdings" which appears in the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders. The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is incorporated by reference to the section labeled "Certain Transactions" which appears in the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders. The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits are numbered in accordance with Item 601 of Regulation S-B. See "Exhibit Index" immediately following the signature page of this Form 10-KSB.

(b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the fourth quarter of the year ending December 31, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ACI TELECENTRICS, INC.

Dated:  April 14, 2000         By:  /s/ RICK N. DIAMOND
                                    -------------------
                                        Rick N. Diamond, Chief Executive Officer

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



SIGNATURE AND TITLE                                             DATE
-------------------                                             ----

/s/ RICK N. DIAMOND                                         April 14, 2000
----------------------------------------------
Rick N. Diamond, Chief Executive Officer
and Director     (principal executive officer)

/s/ GARY B. COHEN.                                          April 14, 2000
----------------------------------------------
Gary B. Cohen, President and Director

/s/ Russell Jackson                                         April 14, 2000
----------------------------------------------
Russell Jackson, Chief Financial Officer
 (principal financial and accounting officer)

/s/ DOUGLAS W. FRANCHOT                                     April 14, 2000
----------------------------------------------
Douglas W. Franchot, Director

/s/ PHILLIP T. LEVIN                                        April 14, 2000
----------------------------------------------
Phillip T. Levin, Director

/s/ SEYMOUR LEVY..                                          April 14, 2000
----------------------------------------------
Seymour Levy, Director

/s/ THOMAS F. MADISON                                       April 14, 2000
----------------------------------------------
Thomas F. Madison, Director

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

10.30          Amendment to Terminate Sublease between ACI Telecentrics, Inc.
               and Forward Devils Lake Corporation dated April 1, 1999. (Incorporated by reference to Exhibit 10.39 to Form 10-QSB for the quarter ended June 30, 1999

10.31 Amended and Restated Revolving Credit Loan Agreement between ACI Telecentrics, Inc. and National City Bank dated as of April 30, 1999. (Incorporated by reference to Exhibit 10.40 to Form 10-QSB for the quarter ended June 30, 1999)

10.32* Lease Agreement by and between Lease Finance Group, Inc. and ACI Telecentrics, Inc. dated October 19, 1999

10.33* Lease Agreement by and between DNS Investments, Inc. and ACI Telecentrics, Inc. dated August 3, 1999

23*            Consent of Deloitte & Touche LLP, independent public accountants

24*            Power of Attorney (included on signature page of this Report)

27*            Financial Data Schedule

---------------------


*        Filed herewith
** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to the Form 10-KSB