Form 10QSB
period 2000-03-31
ACI TELECENTRICS INC
filed 2000-05-15
CIK 1020998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-QSB

(Mark One)


_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

___    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

       The Company had 5,767,121 shares of common stock, no par value per share, outstanding as of May 8, 2000.

       Transitional Small Business Disclosure Format (Check One): YES [ ] NO [X]

                         ACI TELECENTRICS, INCORPORATED
                                   FORM 10-QSB

                                TABLE OF CONTENTS


PART I        FINANCIAL INFORMATION


Item 1        Financial Statements (unaudited)
                  Balance Sheets
                  Statements of Operations
                  Statements of Cash Flows
                  Notes to Financial Statements

Item 2        Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



PART II       OTHER INFORMATION

Item 6        Exhibits and Reports on Form 8-K


Signature Page

PART I   FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS

                         ACI TELECENTRICS, INCORPORATED
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                           March 31,      December 31,
                                                                             2000             1999
                                                                         ------------     ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                             $         --     $    199,295
   Trade receivables, less allowance for doubtful
        accounts of $190,000 and $140,000, respectively                     7,222,305        5,413,351
   Income tax receivable                                                           --           20,312
   Deferred income taxes                                                      539,000          539,000
   Prepaid expenses                                                            88,776          141,742
   Other current assets                                                        61,836           66,595
                                                                         ------------     ------------
              Total current assets                                          7,911,917        6,380,295

Property and equipment, net of accumulated depreciation                     2,675,884        2,701,923

OTHER ASSETS:
   Goodwill, less accumulated amortization of
        $187,000 and $169,000, respectively                                   864,264          881,783
   Other assets                                                               522,487           57,434
                                                                         ------------     ------------
              Total other assets                                            1,386,751          939,217
                                                                         ------------     ------------
TOTAL ASSETS                                                             $ 11,974,552     $ 10,021,435
                                                                         ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving line of credit                                              $  1,340,267     $    850,000
   Checks written in excess of bank balance                                    38,401               --
   Trade accounts payable                                                   1,678,356          872,542
   Accrued compensation                                                       551,995          461,584
   Accrued expenses                                                           107,568          161,786
   Income taxes payable                                                       196,722               --
   Current portion of long-term debt and capital lease obligations            494,953          452,998
                                                                         ------------     ------------
              Total current liabilities                                     4,408,262        2,798,910

LONG-TERM LIABILITIES:
   Long-term debt and capital lease obligations, less current portion         590,849          523,160
   Deferred capital lease liabilities, less current portion                   245,000          280,000
   Deferred income taxes                                                      323,000          323,000
                                                                         ------------     ------------
              Total long-term liabilities                                   1,158,849        1,126,160

SHAREHOLDERS' EQUITY:
   Common stock, no par value;
        Authorized - 15,000,000
        Issued and outstanding shares - 5,767,121
          and 5,756,267, respectively                                       6,646,889        6,638,531
   Accumulated deficit                                                       (239,448)        (542,166)
                                                                         ------------     ------------
              Total shareholders' equity                                    6,407,441        6,096,365
                                                                         ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 11,974,552     $ 10,021,435
                                                                         ============     ============

See accompanying notes to consolidated financial statements.

                         ACI TELECENTRICS, INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              Three Months Ended
                                                   March 31
                                        -----------------------------
                                            2000              1999
                                        ------------     ------------

TELEMARKETING REVENUES                  $  7,834,528     $  4,688,767

COST OF SERVICES                           4,826,741        2,678,013

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                  2,480,598        1,809,314
                                        ------------     ------------

OPERATING INCOME                             527,189          201,440

OTHER INCOME (EXPENSE)
     Interest income                           1,711            6,597
     Interest expense                        (32,182)         (11,119)
                                        ------------     ------------
     Total other income (expense)            (30,471)          (4,522)
                                        ------------     ------------

INCOME BEFORE TAXES                          496,718          196,918

INCOME TAX EXPENSE                           194,000           74,800
                                        ------------     ------------

NET INCOME                              $    302,718     $    122,118
                                        ============     ============

Basic and diluted net income
     per share                          $        .05     $        .02
                                        ============     ============

Basic shares used in computing net
     income per share                      5,766,377        5,742,434
                                        ============     ============

Diluted shares used in computing net
     income per share                      5,928,122        5,756,921
                                        ============     ============

See accompanying notes to consolidated financial statements.

                         ACI TELECENTRICS, INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Three Months Ended March 31,
                                                           -----------------------------
                                                               2000             1999
                                                           ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $    302,718     $    122,118
Adjustments to reconcile net income to net cash
        used in operating activities:
     Depreciation and amortization                              283,890          251,080
     Provision for losses on accounts receivable                 50,000          (13,056)
     Amortization of deferred capital lease liabilities         (40,350)         (47,850)
     Deferred income taxes                                           --           74,800
Changes in operating assets and liabilities:
        Checks written in excess of bank balance                 38,401
        Trade receivables                                    (1,858,954)      (2,326,431)
        Prepaid expenses                                         52,966            2,422
        Other current assets                                      4,759           77,740
        Trade accounts payable, accrued compensation
             and accrued expenses                               842,007          629,784
        Income taxes                                            217,034          (10,000)
                                                           ------------     ------------
              Net cash used in operating activities            (107,529)      (1,239,393)
                                                           ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                         (38,025)         (73,123)
     Decrease (increase) in other assets                       (465,053)          24,870
                                                           ------------     ------------
              Net cash used in investing activities            (503,078)         (48,253)
                                                           ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from revolving line of credit                   3,980,515          600,000
     Payments on revolving line of credit                    (3,490,248)
     Net proceeds from issuance of common stock                   8,358            3,616
     Repayments of long-term debt and capital leases            (87,313)         (45,491)
                                                           ------------     ------------
              Net cash provided by financing activities         411,312          558,125
                                                           ------------     ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (199,295)        (729,521)

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                                  199,295        1,300,681
                                                           ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $         --     $    571,160
                                                           ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   NON CASH INVESTING AND FINANCING TRANSACTIONS:
     Equipment acquired through capital leases             $    202,307     $         --

   CASH PAID FOR INTEREST AND TAXES:
     Income taxes paid (refunds received), net             $    (10,175)    $     10,000
     Cash paid for interest                                $     28,057     $      9,241

See accompanying notes to consolidated financial statements.

                         ACI TELECENTRICS, INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


(1) BASIS OF PRESENTATION

       The balance sheet of ACI Telecentrics, Incorporated (the "Company") as of March 31, 2000 and the related statements of operations and cash flows for the three months ended March 31, 2000 and 1999, have been prepared by the Company without being audited. In the opinion of management, these statements reflect all adjustments consisting of all normal recurring entries necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of operations and cash flows for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Form 10-KSB. The results of operations for interim periods are not necessarily indicative of results which will be realized for the full fiscal year.

(2) EARNINGS PER SHARE (SFAS 128)

       Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed after giving effect to the exercise of all dilutive outstanding options and warrants. Both basic and diluted earnings per share for the three months ending March 31, 2000 and 1999 were the same. The following table reconciles the denominators used in computing basic and diluted earnings per share:

                                                         Three Months Ended
                                                               March,
                                                         2000          1999
                                                         ----          ----
         Weighted average common shares outstanding   5,766,377     5,742,434
         Effect of dilutive stock options               161,745        14,487
                                                     ------------------------
                                                      5,928,122     5,756,921
                                                     ========================

(3) PROPERTY AND EQUIPMENT

       Property and equipment consists of the following at:

                                                          March 31, 2000    December 31, 1999
         Furniture                                          $  1,170,966         $  1,161,088
         Equipment                                             4,477,065            4,469,976
         Leasehold improvements                                  110,341              109,313
                                                            ------------         ------------
                                                               5,758,372            5,740,377
                                                            ------------         ------------
         Less accumulated depreciation and amortization        3,082,488            3,038,454
         Net property and equipment                         $  2,675,884         $  2,701,923
                                                            ============         ============

              At March 31, 2000 and December 31, 1999, the Company has equipment under capitalized leases totaling $1,364,409 and $1,162,102, respectively.

(4) LINE OF CREDIT

       On January 30, 1998, the Company entered into a $2,000,000 revolving line of credit agreement, which accrues interest at the prime rate or LIBOR rate plus 2 3/4% on outstanding borrowings (9.0% at March 31, 2000). The borrowing base includes, and is secured by, certain accounts receivable and furniture and equipment. The loan agreement also contains provisions requiring compliance with certain financial covenants including prohibiting the payment of cash dividends without the bank's consent. Effective April 30, 1999, the Company and its lending institution executed an "Amended and Restated Revolving Credit Loan Agreement" that amended certain loan covenants and other loan provisions. The loan was extended on April 13, 2000 and expires on April 30, 2001. As of March 31, 2000, the Company was in compliance with all covenants. At March 31, 2000, the Company had outstanding borrowings of $1,340,267 under the revolving line of credit with an available credit line of $659,733.

(5) SUBSEQUENT EVENT

       Subsequent to March 31, 2000, the Company opened a 100 seat call center in Sherbrooke, Quebec, Canada. This call center is the Company's 11th call center and increased the Company's overall call center capacity by approximately 18%. This call center is equipped with a new technology that will enable the Company to provide outbound, inbound and Internet-based consumer contact services from the same teleservices equipment.




PART I   FINANCIAL INFORMATION
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       ACI Telecentrics, Incorporated (ACI) provides telephone-based sales and marketing services primarily to the telecommunications, insurance, publishing and financial services industries. ACI was established in 1987 in Minneapolis, Minnesota. The Company operates ten outbound call centers; nine of which are located in five Midwest states and one in the state of California. As of March 31, 2000, these 10 call centers had 546 calling stations. The Company had 849 full and part-time employees as of March 31, 2000.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000, COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

       REVENUE. Revenues for the three months ended March 31, 2000 increased $3,145,761, or 67.1% to $7,834,528, compared to first quarter 1999 revenues of $4,688,767. Billable hours increased by 72.6% when compared to the prior year period, however, revenue per billable hour decreased by approximately 3.2% when compared to the first quarter of 1999. During the period the Company also utilized other telemarketing companies to perform some of its services, although to a greater extent than during the same period in 1999. The Company derived 21.6% of its first quarter 2000 revenues from outsourcing compared to 5.6% during the same period in 1999. The increase in the use of other telemarketing companies was due to significantly increased client demand. The Company operated an average of 546 call stations during the first quarter of 2000 compared to an average of 454 for the same period in 1999.

       Financial services clients provided approximately 48% of first quarter 2000 revenues compared to approximately 22% of revenues during the first quarter of 1999. During the 2000 period the Company's largest client represented approximately 21% of total revenue. During the prior year period the Company's largest client represented approximately 35% of total revenue. Other industry segments and their percentages of revenue in 2000 include publishing (17%), insurance (8%) and telecommunications (25%).

       COST OF SERVICES. Cost of services in the first quarter of 2000 increased $2,148,728, or 80.2% to $4,826,741, compared to $2,678,013 in the first quarter of 1999. First quarter 2000 labor and benefit costs increased by $882,048, or 46.9% when compared to the first quarter of 1999. Long distance telephone costs for telemarketing operations increased by $38,026, or 7.2% in the first quarter of 2000 when compared to the 1999 period. Outsourced telemarketing service costs for the 2000 period increased $1,266,993, or 633.5% when compared to the same period of 1999.

       As a percentage of revenue, cost of services for the first quarter of 2000 increased by 4.5% to 61.6% compared to 57.1% in the first quarter of 1999. This increase was primarily the result of outsourced services expenses increasing, as a percentage of revenue, to 18.7% in 2000 as compared to 4.3% in 1999. Outsourcing services are costs associated with the Company's utilization of other telemarketing companies for telemarketing some of its clients' programs. During the first quarter of 2000 the outsourced services had a cost of 86.7% compared to 75.8% during the 1999 period. First quarter of 2000 cost of services for internally generated telemarketing was 54.7% in 2000 and 56.0% in 1999.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total selling, general and administrative expenses for the first quarter of 2000 increased $671,284, or 37.1% to $2,480,598, from $1,809,314 during the first quarter of 1999. As a percentage of revenue, selling, general and administrative expenses decreased to 31.7% in 2000 compared to 38.6% during the first quarter of 1999. The absolute dollar increase in expenses for call center operations was approximately $229,000 during the first quarter of 2000 when compared to the same period in 1999. The increase can be primarily attributed to the expenses associated with the Redding, California call center which was opened in September 1999. Corporate selling, general and administrative absolute dollar increase in expenses was approximately $442,000 during the same period. The increase in corporate expenses was primarily the result of an increase in personnel costs, additions to the bad debt reserve, higher commissions being paid on increased revenues and an increase in travel associated with new business opportunities.

       OPERATING INCOME. As a result of the factors discussed above, the Company experienced first quarter operating income of $527,189, a $325,749 increase compared to the first quarter 1999 operating income of $201,440. As a percentage of revenue, operating income during the quarter was 6.7% compared to 4.3% during the first quarter of 1999.

       OTHER INCOME AND EXPENSES, NET. Other expenses were $30,471 in 2000 compared to $4,522 in 1999. The increase in net interest expense was the result of an increase in borrowing activity under the Company's line of credit, an increase in equipment lease financing and lower cash investment balances producing lower interest income.

       NET INCOME AND NET INCOME PER SHARE. Pretax income for the first quarter of 2000 was $496,718, a $299,800 increase compared to a pretax income of $196,918 in the first quarter of 1999. The Company recorded income tax expense of $194,000, an effective tax rate of 39%, for the first quarter of 2000 compared to an income tax expense of $74,800, an effective tax rate of 38%, in the first quarter of 1999. Net income for the first quarter 2000 was $302,718, or $.05 per share on a basic and fully diluted basis compared to a net income of $122,118, or $.02 per basic share in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

       The Company has historically used cash from operating activities, bank borrowings, capital leases and public and private sector financing received in connection with the opening of call centers as its primary sources of liquidity. The public and private sector (grants/financings) included low interest rate loans, forgivable loan arrangements, and reimbursement for certain expenses and leasehold improvements. On January 30, 1998, the Company entered into a $2,000,000 revolving line of credit agreement, which accrues interest at the prime rate or LIBOR rate plus 2 3/4% on outstanding borrowings (9.0% at March 31, 2000). The borrowing base includes, and is secured by, certain accounts receivable and furniture and equipment. The loan agreement also contains provisions requiring compliance with certain financial covenants including prohibiting the payment of cash dividends without the bank's consent. Effective April 30, 1999, the Company and its lending institution executed an "Amended and Restated Revolving Credit Loan Agreement" that amended certain loan covenants and other loan provisions. The loan was extended on April 13, 2000 and expires on April 30, 2001. As of March 31, 2000, the Company was in compliance with all covenants. At March 31, 2000, the Company had outstanding borrowings of $1,340,267 under the revolving line of credit with an available credit line of $659,733.

       At March 31, 2000, the Company had checks written in excess of the bank balance of $38,401 compared to cash and cash equivalents to $199,295 at December 31, 1999. For the three months ended March 31, 2000 cash used by operating activities was $107,529 compared to cash used by operating activities of $1,239,393 in the 1999 period. Included in cash used by operating activities in the 2000 period is $703,787 of changes in working capital components related to the growth of the Company offset by depreciation and amortization of $283,890 and other non-cash charges of $9,650. Cash provided by operating activities in the 2000 period was primarily from net income of $302,718. Cash used in 1999 first quarter operating activities was primarily the result of an increase of $2,326,431 in Accounts Receivable balances which resulted from the 32.9% increase in first quarter revenue. This increase was partially offset by cash provided by first quarter net income of $122,118, depreciation and amortization of $251,080, changes in other working capital components of $699,946 and non-cash items of $13,894.

       Net cash used by investing activities in the three months ended March 31, 2000 was $503,078 compared to net cash used of $48,253 in 1999. The primary uses of cash by investing activities included a down payment of approximately $429,000 for equipment for the new Quebec, Canada call center and expenditures for property and equipment of $38,025. During the 1999 period the Company had net purchases of property and equipment of $73,123 which were offset by a decrease of $24,870 in other assets.

       Net cash provided by financing activities during the three months of 2000 was $411,312 compared to $558,125 during 1999. The primary source of cash during the first quarter of 2000 was $490,267 of net borrowings under the Company's revolving line of credit. In addition, the Company issued stock under its Employee Stock Purchase Plan for $7,858 and for the exercise of stock options for $500. Proceeds for 2000 were partially offset by repayments of long-term debt and capital leases in the amount of $87,313. Cash flows from financing activities during the first three months of 1999 included $600,000 borrowed under the revolving line of credit and proceeds of $3,616 from the issuance of common stock under the Company's Employee Stock Purchase Plan. These cash proceeds were partially offset by repayment of long-term debt and capital leases in the amount of $45,491.

       During the three months ending March 31, 2000, the Company acquired assets, at a cost of $202,307 through capital leases. During the comparable 1999 period the Company did not acquire any assets through capital leases.

       As a result, net cash and cash equivalents decreased by $199,295 during the first three months of 2000 compared to a decrease of $729,521 in 1999. The Company believes that funds which should be generated from future operations, amounts available under the renegotiated revolving line of credit arrangement and funds obtained through equipment financing leases will be sufficient to finance its current and future business operations including working capital requirements although there can be no guarantee that these funds will be available at terms acceptable to the Company, if at all.

       In connection with the opening of a new call center in Sherbrooke, Quebec, Canada in April 2000 the Company has entered into a seven year building lease commitment totaling $180,000 per year. This lease is cancelable after four years. In addition, the Company has a commitment of approximately $860,000 for capital expenditures, of which $429,000 was paid as of March 31, 2000, for computer equipment related to the opening of the Sherbrooke call center.


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

       Management believes that total marketing expenditures by US companies directed towards telemarketing will continue to grow and that the trend for these companies will be towards outsourcing their telemarketing programs to companies like ACI. In addition, the Company believes that Internet-based online customer service support is the next step in consumer contact and may be a growth opportunity in 2000. The Company anticipates that the demand for its traditional telemarketing services will continue to grow in 2000 along with growth resulting from the Company's expansion into the Internet customer service business. In order to meet this increased demand for traditional telemarketing services and Internet-based customer service, the Company has opened during April 2000 a new 100 seat call center in Sherbrooke, Quebec, Canada. In addition, the Company may open one additional call center with 100 to 200 seats to meet the anticipated demand. The Company plans to equip these call centers with a new technology that will enable the Company to provide outbound, inbound and Internet-based consumer contact services from the same teleservices equipment. In 2000, the Company expects to spend approximately $4,000,000, on capital expenditures to equip these call centers and develop the Internet customer service business applications. The Company intends to finance the majority of its capital expenditure needs through equipment financing leases, however, there is no assurance that equipment financing leases will be available at terms acceptable to the Company.

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

       During the first quarter of 2000, the Company reduced its selling, general and administrative expenses to 31.7% of revenue compared to 38.6% in 1999. These reductions are a result of the Company's sales effort and an effort to improve its processes to contain costs and increase the efficiency of the organization. However, there can be no assurance that containment of these costs can be continued or that further efficiencies can be realized.

INFLATION

       Inflation has not had a material impact on operating results and the Company does not expect it to have a significant impact in the future. However, there can be no assurance that the Company's business will not be affected by inflation in the future.





PART II  OTHER INFORMATION

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

   (a)   10.34   Lease Agreement by and between Lease Finance Group, Inc. and
                 ACI Telecentrics, Inc. dated March 20, 2000

   (b)   27      Financial Data Schedule





SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ACI TELECENTRICS, INCORPORATED
                                       Registrant


Dated: /s/May 15, 2000                 By:/s/RUSSEL JACKSON
       -------------------             Russell Jackson
                                       Chief Financial Officer
                                       (Principal Accounting Officer)


Dated: /s/May 15, 2000                 By:/s/RICK N. DIAMOND
       -------------------             Rick N. Diamond
                                       Chief Executive Officer and
                                        Director