Form 10QSB
period 2000-06-30
ACI TELECENTRICS INC
filed 2000-08-14
CIK 1020998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-QSB

 (Mark One)


_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000

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

         The Company had 5,767,121 shares of common stock, no par value per share, outstanding as of August 8, 2000.

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

Item 4                Submission of Matters to a Vote of Security Holders

Item 6                Exhibits and Reports on Form 8-K


Signature Page

PART 1   FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS

                         ACI TELECENTRICS, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                            June 30,      December 31,
                                                                             2000            1999
                                                                         ------------    ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                             $    415,419    $    199,295
   Trade receivables, less allowance for doubtful
        accounts of $170,000 and $140,000, respectively                     5,168,450       5,413,351
   Income tax receivable                                                           --          20,312
   Deferred income taxes                                                      539,000         539,000
   Prepaid expenses                                                           173,852         141,742
   Grant Receivable                                                           562,465              --
   Other current assets                                                        54,083          66,595
                                                                         ------------    ------------
              Total current assets                                          6,913,269       6,380,295

Property and equipment, net of accumulated depreciation                     2,664,895       2,701,923

OTHER ASSETS:
   Goodwill, less accumulated amortization of
        $204,000 and $169,000, respectively                                   846,745         881,783
   Deposits                                                                 1,046,922          57,434
                                                                         ------------    ------------
              Total other assets                                            1,893,667         939,217
                                                                         ------------    ------------
TOTAL ASSETS                                                             $ 11,471,831    $ 10,021,435
                                                                         ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving line of credit                                              $    431,972    $    850,000
   Trade accounts payable                                                   1,459,768         872,542
   Accrued compensation                                                       900,771         461,584
   Accrued expenses                                                            71,329         161,786
   Income taxes payable                                                       365,923              --
   Current portion of long-term debt and capital lease obligations            469,810         452,998
                                                                         ------------    ------------
              Total current liabilities                                     3,699,573       2,798,910

LONG-TERM LIABILITIES:
   Long-term debt and capital lease obligations, less current portion         520,267         523,160
   Deferred capital lease liabilities, less current portion                   210,000         280,000
   Deferred income taxes                                                      323,000         323,000
                                                                         ------------    ------------
              Total long-term liabilities                                   1,053,267       1,126,160

SHAREHOLDERS' EQUITY:
   Common stock, no par value;
        Authorized - 15,000,000
        Issued and outstanding shares - 5,767,121
          and 5,756,267, respectively                                       6,646,889       6,638,531
   Accumulated earnings (deficit)                                              72,102        (542,166)
                                                                         ------------    ------------
              Total shareholders' equity                                    6,718,991       6,096,365
                                                                         ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 11,471,831    $ 10,021,435
                                                                         ============    ============

See accompanying notes to consolidated financial statements.

                         ACI TELECENTRICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              Three Months Ended                Six Months Ended
                                                  June 30,                          June 30,
                                        -----------------------------     -----------------------------
                                            2000             1999             2000             1999
                                        ------------     ------------     ------------     ------------
TELEMARKETING REVENUES                  $  7,226,251     $  5,498,648     $ 15,060,779     $ 10,187,415

COST OF SERVICES                           4,258,658        3,136,027        9,085,399        5,814,040

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                  2,412,586        1,923,383        4,893,184        3,732,697
                                        ------------     ------------     ------------     ------------


OPERATING INCOME                             555,007          439,238        1,082,196          640,678

OTHER INCOME (EXPENSE)
     Interest income                           1,629            2,892            3,340            9,489
     Interest expense                        (44,413)         (15,953)         (76,595)         (27,072)
     Other, net                                 (673)          (5,721)            (673)          (5,721)
                                        ------------     ------------     ------------     ------------
     Total other income (expense)            (43,457)         (18,782)         (73,928)         (23,304)
                                        ------------     ------------     ------------     ------------

INCOME  BEFORE TAXES                         511,550          420,456        1,008,268          617,374

INCOME TAX EXPENSE                           200,000          158,900          394,000          233,700
                                        ------------     ------------     ------------     ------------

NET INCOME                              $    311,550     $    261,556     $    614,268     $    383,674
                                        ============     ============     ============     ============

Basic net income per share              $        .05     $        .05     $        .11     $        .07
                                        ============     ============     ============     ============

Diluted net income per share            $        .05     $        .05     $        .10     $        .07
                                        ============     ============     ============     ============

 Basic shares used in computing net
     income per share                      5,767,121        5,743,263        5,766,749        5,742,851
                                        ============     ============     ============     ============

Diluted shares used in computing net
     income per share                      6,002,360        5,761,970        5,965,241        5,760,994
                                        ============     ============     ============     ============


See accompanying notes to consolidated financial statements.

                         ACI TELECENTRICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Six Months Ended June 30,
                                                                     ---------------------------
                                                                         2000            1999
                                                                     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $   614,268     $   383,674
Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
     Depreciation and amortization                                       624,155         506,312
     Provision for losses on accounts receivable                         100,000         (12,303)
     Amortization of deferred capital lease liabilities                  (80,701)       (153,201)
     Loss on sale of equipment                                                --           5,721
     Deferred income taxes                                                    --         233,700
Changes in operating assets and liabilities:
        Trade receivables                                                144,901      (3,139,530)
        Prepaid expenses                                                 (32,110)         73,138
        Grant Receivable                                                (562,465)             --
        Other current assets                                              12,512         104,101
        Trade accounts payable, accrued compensation
             and accrued expenses                                        935,958         977,558
        Income taxes                                                     386,235         (10,000)
                                                                     -----------     -----------
              Net cash provided by (used in) operating activities      2,142,753      (1,030,830)
                                                                     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                 (349,783)       (175,070)
     Proceeds from sale of assets                                             --          40,000
     Deposits                                                           (989,488)         11,576
     Decrease in other assets                                                 --          17,865
                                                                     -----------     -----------
              Net cash used in investing activities                   (1,339,271)       (105,629)
                                                                     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from revolving line of credit                            6,552,756       1,250,000
     Payments on revolving line of credit                             (6,970,784)       (900,000)
     Net proceeds from issuance of common stock                            8,358           4,116
     Repayments of long-term debt and capital leases                    (177,688)       (112,879)
                                                                     -----------     -----------
              Net cash (used in) provided by financing activities       (587,358)        241,237
                                                                     -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                         216,124        (895,222)

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                                           199,295       1,300,681
                                                                     -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $   415,419     $   405,459
                                                                     ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   NON CASH INVESTING AND FINANCING TRANSACTIONS:
     Equipment acquired through capital leases                       $   202,307     $        --
     Accelerated forgiveness of deferred grant                       $        --     $    60,000

   CASH PAID FOR INTEREST AND TAXES:
     Income taxes paid (refunds received), net                       $    20,625     $    10,000
     Cash paid for interest                                          $    70,868     $    17,101


See accompanying notes to consolidated financial statements.

                         ACI TELECENTRICS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)



(1)      BASIS OF PRESENTATION

         The balance sheet of ACI Telecentrics, Incorporated and subsidiary (the "Company") as of June 30, 2000 and the related statements of operations and cash flows for the three and six months ended June 30, 2000 and 1999, have been prepared by the Company without being audited. In the opinion of management, these statements reflect all adjustments consisting of all normal recurring entries necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of operations and cash flows for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Form 10-KSB. The results of operations for interim periods are not necessarily indicative of results which will be realized for the full fiscal year.

         Effective April 7, 2000, the Company established its only subsidiary, Corporation ACI Telecentrics Du Quebec, Inc. These financial statements include the consolidated balance sheet as of June 30, 2000 and the related consolidated statements of operations for the three and six months ended June 30, 2000 and the consolidated statement cash flows for the six months ended June 30, 2000 after elimination of any intercompany transactions.

(2)      EARNINGS PER SHARE (SFAS 128)

         Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed after giving effect to the exercise of all dilutive outstanding options and warrants. Both basic and diluted earnings per share for the three months ending June 30, 2000 and 1999 were the same. The following table reconciles the denominators used in computing basic and diluted earnings per share:

                                                         Three Months Ended         Six Months Ended
                                                             June 30,                   June 30,
                                                         2000         1999         2000         1999
                                                       ---------    ---------    ---------    ---------
         Weighted average common shares outstanding    5,767,121    5,743,263    5,766,749    5,742,851
         Effect of dilutive stock options                235,239       18,707      198,492       18,143
                                                       ---------    ---------    ---------    ---------
                                                       6,002,360    5,761,970    5,965,241    5,760,994
                                                       =========    =========    =========    =========

(3)      PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at:

                                                         June 30, 2000      December 31, 1999
                                                         -------------      -----------------
         Furniture                                         $1,179,370          $1,161,088
         Equipment                                          4,776,284           4,469,976
         Leasehold improvements                               114,476             109,313
                                                           ----------          ----------
                                                            6,070,130           5,740,377
         Less accumulated depreciation and amortization     3,405,235           3,038,454
                                                           ----------          ----------
         Net property and equipment                        $2,664,895          $2,701,923
                                                           ==========          ==========


                At June 30, 2000 and December 31, 1999, the Company has equipment under capitalized leases totaling $1,364,409 and $1,162,102, respectively.

(4)      LINE OF CREDIT

         On January 30, 1998, the Company entered into a $2,000,000 revolving line of credit agreement, which accrues interest at the prime rate or LIBOR rate plus 2 3/4% on outstanding borrowings (9.5% at June 30, 2000). The borrowing base includes, and is secured by, certain accounts receivable and furniture and equipment. The loan agreement also contains provisions requiring compliance with certain financial covenants including prohibiting the payment of cash dividends without the bank's consent. Effective April 30, 1999, the Company and its lending institution executed an "Amended and Restated Revolving Credit Loan Agreement" that amended certain loan covenants and other loan provisions. The loan was extended on April 13, 2000 and expires on April 30, 2001. As of June 30, 2000, the Company was in compliance with all covenants. At June 30, 2000, the Company had outstanding borrowings of $431,972 under the revolving line of credit with an available credit line of $1,568,028.


(5)      FACILITY OPENING

         During the second quarter of fiscal 2000, the Company opened a 100 seat call center in Sherbrooke, Quebec, Canada. This call center is the Company's 11th call center and increased the Company's overall call center capacity by approximately 18%. This call center is equipped with a new technology that will enable the Company to provide outbound, inbound and Internet-based consumer contact services from the same teleservices equipment. Because of increased client demand for the Company's services, the Company is currently expanding this call center by another 100 seats, for a total of 200 seats. All 200 seats are anticipated to be fully operational by September 2000.


(6)  ECONOMIC DEVELOPMENT GRANT
         During April 2000, the Company entered into a financial contribution agreement with the Government of Quebec, Canada. Under this agreement the Company agreed to open a call center in Sherbrooke, Quebec, Canada. Grants received from the Government of Quebec will be based in part on the number of jobs created by the new call center. The grant has a two year term. The Company paid an application fee of approximately $15,000 US dollars to the province of Quebec to secure this grant. During the second quarter of 2000, the Company recorded an approximately $562,000 (US dollars) receivable from the province of Quebec for new jobs created pursuant to the terms of the Economic Development Agreement. For the quarter, cost of services were reduced by $236,000; the remaining $326,000 was used to reduce selling, general and administrative expenses.

(7)  REVENUE RECOGNITION

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statement". SAB No. 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 is to be implemented by the Company no later than the fourth quarter of fiscal 2000. The Company is currently reviewing SAB No. 101 and its effects on the financial statements, but does not expect it to have a significant effect on its financial positions or results of its operations.

PART 1            FINANCIAL INFORMATION
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         ACI Telecentrics, Incorporated (ACI) provides telephone-based sales and marketing services primarily to the telecommunications, financial services, publishing, insurance and utilities industries. ACI was established in 1987 in Minneapolis, Minnesota. The Company operates ten outbound call centers and one inbound/outbound call center; nine of which are located in five Midwest states, one in the state of California and one in the province of Quebec, Canada. As of June 30, 2000, these 11 call centers had 596 calling stations. The Company had 1,075 full and part-time employees as of June 30, 2000.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000, COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         REVENUE. Revenues for the second quarter ended June 30, 2000 increased $1,727,603, or 31.4% to a record $7,226,251, compared to second quarter 1999 revenues of $5,498,648. Billable hours increased by 32.6% when compared to the prior year period, however, revenue per billable hour decreased by approximately 0.9% when compared to the second quarter of 1999. During the period the Company also utilized other telemarketing companies to perform some of its services but to a greater extent than during the same period in 1999. The Company derived 14.1% of its second quarter 2000 revenues from outsourcing compared to 7.6% during the same period in 1999. The increase in the use of other telemarketing companies was due to significantly increased client demand. The Company operated an average of 579 call stations during the second quarter of 2000 compared to an average of 451 for the same period in 1999.

         Financial services clients provided approximately 55% of second quarter 2000 revenues compared to approximately 57% of revenues during the second quarter of 1999. During the 2000 period the Company's largest client represented approximately 25% of total revenue. During the prior year period the Company's largest client represented approximately 28% of total revenue. Other industry segments and their percentages of revenue in 2000 include publishing (15%), insurance (6%) and telecommunications (24%).

         COST OF SERVICES. Cost of services for the second quarter of 2000 increased $1,122,631, or 35.8% to $4,258,658, compared to $3,136,027 in the second quarter of 1999. Second quarter 2000 labor and benefit costs increased by $543,402, or 25.0% when compared to the second quarter of 1999. For the second quarter, cost of services were reduced by approximately $236,000 for the economic development grant receivable from the province of Quebec for new jobs created at the Company's Sherbrooke, Quebec call center. Of the $236,000, approximately $193,000 related to labor and benefit cost reductions. Without the effect of the economic development grant cost of services would have increased $1,358,279, or 43.3% to $4,494,306. Outsourced telemarketing service costs for the 2000 period increased $568,131, or 177.2% when compared to the same period of 1999. Long distance telephone costs for telemarketing operations decreased by $48,702 or 8.1% in the second quarter of 2000 when compared to the 1999 period.

         As a percentage of revenue, cost of services for the second quarter of 2000 increased by 1.9% to 58.9% compared to 57.0% in the second quarter of 1999. Without the effect of the economic development grant, cost of services, as a percentage of revenue, would have increased 5.2% to 62.2% compared to 57.0% in the second quarter of 1999. This increase was primarily the result of outsourced services expenses increasing, as a percentage of revenue, to 12.3% in 2000 as compared to 5.8% in 1999. Outsourcing services are costs associated with the Company's utilization of other telemarketing companies for telemarketing some of its clients' programs. During the second quarter of 2000 the outsourced services had a cost of 87.1% compared to 76.9% during the 1999 period. Second quarter of 2000 cost of services for internally generated telemarketing was 54.3% in 2000 and 55.4% in 1999. Without the effect of the economic development grant, cost of services for internally generated telemarketing was 58.1%.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total selling, general and administrative expenses for the second quarter of 2000 increased $489,203, or 25.4% to $2,412,586, from $1,923,383 during the second quarter of 1999. For the second quarter, selling, general and administrative expenses were reduced by approximately $326,000 for the economic development grant receivable from the province of Quebec for new jobs created at the Company's Sherbrooke, Quebec call center. As a percentage of revenue, selling, general and administrative expenses decreased to 33.4% in 2000 compared to 35.0% during the second quarter of 1999. The absolute dollar increase in expenses for call center operations was approximately $230,000 during the second quarter of 2000 when compared to the same period in 1999. The increase can be primarily attributed to the expenses associated with the Redding, California call center which was opened in September 1999. Corporate selling, general and administrative expenses increased by approximately $260,000 during the same period. During the period, corporate expenses were offset by approximately $146,000 of economic development grants associated with the opening of the Sherbrooke, Quebec call center in April 2000. Actual corporate selling, general and administrative expense increased by approximately $306,000 when the effect of the economic development grant is not considered. The increase in corporate expenses was primarily the result of an increase in personnel costs, an increase in travel associated with new business opportunities, additions to the bad debt reserve, and a reduction in the amortization of deferred grants due to a one time gain associated with an unamortized grant during the second quarter of 1999.

         OPERATING INCOME. As a result of the factors discussed above, the Company experienced second quarter operating income of $555,007, a $115,769 increase compared to the second quarter 1999 operating income of $439,238. As a percentage of revenue, operating income during the quarter was 7.7% compared to 8.0% during the second quarter of 1999. Operating income for the second quarter of 2000 would have been $92,523 or 1.3% as a percentage of revenue when the effect of the economic development grant is not considered.

         OTHER INCOME AND EXPENSES, NET. Other expenses were $43,457 in the second quarter of 2000 compared to $18,782 in the same period of 1999. The increase in net interest expense was the result of an increase in borrowing activity under the Company's line of credit, an increase in equipment lease financing and lower cash investment balances producing lower interest income.

         NET INCOME AND NET INCOME PER SHARE. Pretax income for the second quarter of 2000 was $511,550, a $91,094 increase compared to a pretax income of $420,456 in the second quarter of 1999. The Company recorded income tax expense of $200,000, an effective tax rate of 39%, for the second quarter of 2000 compared to an income tax expense of $158,900, an effective tax rate of 38%, in the second quarter of 1999. Pretax income for the second quarter would have been $49,066 and income tax expense would have been $19,000 when the effect of the economic development grant is not considered. Net income for the second quarter 2000 was $311,550, or $.05 per share on a basic and fully diluted basis compared to a net income of $261,556, or $.05 per basic and fully diluted share basis in the second quarter of 1999. When the effect of the economic development grant is not considered, net income for the second quarter 2000 would have been $30,066, or $.01 per share on a basic and fully diluted share basis.

SIX MONTHS ENDED JUNE 30, 2000, COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         REVENUE. Revenues for the six months ended June 30, 2000 increased $4,873,364, or 47.8% to $15,060,779, compared to 1999 revenues of $10,187,415.
Billable hours increased by 50.8% when compared to the prior year period, however, revenue per billable hour decreased by approximately 1.9% when compared to the 1999 six month period. During the period the Company also utilized other telemarketing companies to perform some of its services but to a greater extent than during the same period in 1999. The Company derived 18.0% of its 2000 revenues from outsourcing compared to 6.7% during the same period in 1999. The increase in the use of other telemarketing companies was due to significantly increased client demand. The Company operated an average of 556 call stations during the six months ended June 30, 2000 compared to an average of 453 for the same period in 1999.

         Financial services clients provided approximately 51% of the 2000 six month revenues compared to approximately 41% of 1999 revenues. During the six months ended June 30, 2000 period the Company's largest client represented approximately 22% of total revenue. During the prior year period the Company's largest client represented approximately 19% of total revenue. Other industry segments and their percentages of revenue in 2000 include publishing (16%), insurance (7%) and telecommunications (24%).

         COST OF SERVICES. Cost of services for the six months ended June 30, 2000 increased $3,271,359, or 56.3% to $9,085,399, compared to $5,814,040 during the 1999 period. Labor and benefit costs during the first six months of 2000 increased by $1,425,451, or 35.1% when compared to the same period of 1999. For the six months, cost of services were reduced by approximately $236,000 for the economic development grant receivable from the province of Quebec for new jobs created at the Company's Sherbrooke, Quebec call center. Of the $236,000, approximately $193,000 related to labor and benefit cost reductions. Without the effect of the economic development grant cost of services would have increased $3,507,007, or 60.3% to $9,321,047. Long distance telephone costs for telemarketing operations decreased by $10,676, or 0.9% in the first six months of 2000 when compared to the 1999 period. Outsourced telemarketing service costs for the 2000 period increased $1,835,124, or 352.4% when compared to the same period of 1999.

         As a percentage of revenue, cost of services for the six month period ended June 30, 2000 increased by 3.2% to 60.3% compared to 57.1% in the same period of 1999. Without the effect of the economic development grant, cost of services, as a percentage of revenue, would have increased 4.8% to 61.9% compared to 57.1% in the same period of 1999. This increase was primarily the result of outsourced services expenses increasing, as a percentage of revenue, to 15.6% in 2000 as compared to 5.1% in 1999. Outsourcing services are costs associated with the Company's utilization of other telemarketing companies for telemarketing some of its clients' programs. This increase in outsourcing services costs was partially offset by a decrease in labor and benefits costs of 3.4%, as a percentage of revenue, during the 2000 period when compared to the 1999 period. During the first six months of 2000 the outsourced services had a cost of 86.9% compared to 76.5% during the 1999 period. Cost of services for internally generated telemarketing was 54.5% in 2000 and 55.7% in 1999. Without the effect of the economic development grant, cost of services for internally generated telemarketing was 56.4%.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total selling, general and administrative expenses were $4,893,184 for the six months ended June 30, 2000 compared to $3,732,697 in 1999, an increase of $1,160,487 or 31.1%. For the six month period, selling, general and administrative expenses were reduced by approximately $326,000 for economic development grants receivable from the province of Quebec for new jobs created at the Company's Sherbrooke, Quebec call center. As a percentage of revenue, selling, general and administrative expenses decreased to 32.5% in 2000 compared to 36.6% during 1999. The absolute dollar increase in expenses for call center operations was approximately $471,000 during the first six months of 2000 when compared to the same period in 1999. The increase can be primarily attributed to the expenses associated with the Redding, California call center which was opened in September 1999. Corporate selling, general and administrative expenses increased by approximately $689,000 during the same period. Actual corporate selling, general and administrative expenses increased by approximately $735,000 when the effect of the $146,000 of economic development grants receivable is not considered. The increase in corporate expenses was primarily the result of an increase in personnel costs and additions to the bad debt reserve.

         OPERATING INCOME. As a result of the factors discussed above, the operating income for the first six months of 2000 was $1,082,196, a $441,518 increase compared to 1999 operating income of $640,678. As a percentage of revenue, operating income during the six months ended June 30, 2000 was 7.2% compared to 6.3% during the same period of 1999. Operating income for the first six months of 2000 would have been $619,712 or 4.1% as a percentage of revenue when the effect of the economic development grant is not considered.

         OTHER INCOME AND EXPENSES, NET. Other expenses were $73,928 in 2000 compared to $23,304 in 1999. The increase in net interest expense was the result of an increase in borrowing activity under the Company's line of credit, an increase in equipment lease financing and lower cash investment balances producing lower interest income.

         NET INCOME AND NET INCOME PER SHARE. Pretax income for the first six months of 2000 was $1,008,268, a $390,894 increase compared to a pretax income of $617,374 in the same period of 1999. The Company recorded income tax expense of $394,000, an effective tax rate of 39%, for the first six months of 2000 compared to an income tax expense of $233,700, an effective tax rate of 38%, in the first six months of 1999. Pretax income for first six months of 2000 would have been $545,784 and income tax expense would have been $212,000 when the effect of the economic development grant is not considered. Net income for the six months ended June 30, 2000 was $614,268 or $.11 per basic share and $.10 per share on a fully diluted share basis compared to a net income of $383,674, or $.07 per basic and fully diluted share basis in the same period of 1999. When the effect of the economic development grant is not considered, net income for the first six months of 2000 would have been $333,784, or $.06 per share on a basic and fully diluted basis.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically used cash from operating activities, bank borrowings, capital leases and public and private sector financing received in connection with the opening of call centers as its primary sources of liquidity. The public and private sector (grants/financings) have included outright grants, low interest rate loans, forgivable loan arrangements, and reimbursement for certain expenses and leasehold improvements. On January 30, 1998, the Company entered into a $2,000,000 revolving line of credit agreement, which accrues interest at the prime rate or LIBOR rate plus 2 3/4% on outstanding borrowings (9.5% at June 30, 2000). The borrowing base includes, and is secured by, certain accounts receivable and furniture and equipment. The loan agreement also contains provisions requiring compliance with certain financial covenants including prohibiting the payment of cash dividends without the bank's consent. Effective April 30, 1999, the Company and its lending institution executed an "Amended and Restated Revolving Credit Loan Agreement" that amended certain loan covenants and other loan provisions. The loan was extended on April 13, 2000 and expires on April 30, 2001. As of June 30, 2000, the Company was in compliance with all covenants. At June 30, 2000, the Company had outstanding borrowings of $431,972 under the revolving line of credit with an available credit line of $1,568,028.

         At June 30, 2000, the Company had cash and cash equivalents to $415,419 compared to $199,295 at December 31, 1999. For the six months ended June 30, 2000 cash provided by operating activities was $2,142,753 compared to cash used by operating activities of $1,030,830 in the 1999 period. Included in cash provided by operating activities in the 2000 period is $885,031 of net changes in working capital components related to the growth of the Company, depreciation and amortization of $624,155, net income of $614,268 and other non-cash net charges of $19,299. Cash used in 1999 operating activities was primarily the result of an increase of $3,139,530 in Accounts Receivable balances which resulted from the 29.6% increase in revenue. This increase was partially offset by cash provided by net income of $383,674, depreciation and amortization of $506,312, changes in other working capital components of $1,144,797 and non-cash items of $73,917.

         Net cash used by investing activities in the six months ended June 30, 2000 was $1,339,271 compared to net cash used of $105,629 in 1999. The primary uses of cash by investing activities included a down payment of approximately $938,000 for equipment for the new Quebec, Canada call center and expenditures for property and equipment of $349,783. During the 1999 period the Company had net purchases of property and equipment of $175,070 which were offset by proceeds of $40,000 received from the sale of assets combined with a decrease of $29,441 in other assets.

         Net cash used by financing activities during the six months ended June 30, 2000 was $587,358 compared to net cash provided by investing activities of $241,237 during 1999. The primary uses of cash during the first six months of 2000 were $418,028 of net repayments under the Company's revolving line of credit and repayment of

$177,688 of capital leases and long term debt. Cash used in financing activities for 2000 were partially offset by proceeds from stock issued under its Employee Stock Purchase Plan for $7,858 and for the exercise of stock options for $500. Cash flows from financing activities during the first six months of 1999 included a net of $350,000 borrowed under the revolving line of credit. In addition, the Company issued stock under the Company's Employee Stock Purchase Plan for $3,616 and for the exercise of stock options in the amount of $500. These cash proceeds were partially offset by repayment of long-term debt and capital leases in the amount of $112,879.

         During the six months ending June 30, 2000, the Company acquired assets, at a cost of $202,307 through capital leases. During the comparable 1999 period the Company did not acquire any assets through capital leases.

         As a result, net cash and cash equivalents increased by $216,124 during the first six months of 2000 compared to a decrease of $895,222 in 1999. The Company believes that funds which should be generated from future operations, amounts available under the renegotiated revolving line of credit arrangement, amounts receivable from province of Quebec economic development grants for new jobs created and funds obtained through equipment financing leases will be sufficient to finance its current and future business operations including working capital requirements although there can be no guarantee that these funds will be available at terms acceptable to the Company, if at all.

         In connection with the opening of the new call center in Sherbrooke, Quebec, Canada in April 2000 the Company has entered into a seven year building lease commitment totaling $180,000 per year. This lease is cancelable after four years. In addition, the Company has a commitment of approximately $1,250,000 for capital expenditures of which $938,000 was paid as of June 30, 2000 for computer equipment related to the opening of the Sherbrooke call center.


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

OUTLOOK

         Certain of the statements made in this "Outlook" section are "forward-looking statements" within the meaning of the federal securities laws. The following forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements.

         Management believes that total marketing expenditures by US companies directed towards telemarketing will continue to grow and that the trend for these companies will be towards outsourcing their telemarketing programs to companies like ACI. In addition, the Company believes that Internet-based online customer service support is the next step in consumer contact and may be a growth opportunity in 2000. The Company anticipates that the demand for its traditional telemarketing services will continue to grow in 2000 along with growth resulting from the Company's expansion into the Internet customer service business. In order to meet this increased demand for traditional telemarketing services and Internet-based customer service, the Company opened during April 2000 a new 100 seat call center in Sherbrooke, Quebec, Canada. The Company is currently expanding this call center by an additional 100 seats which are expected to be fully operational by September 2000. In addition, the Company may open one additional call center with 100 to 200 seats to meet anticipated demand. Should the Company open an additional call center there can be no assurance that the Company would be able to locate in a community that will provide economic development grants that could be used to offset operating expenses and provide working capital. The Company plans to equip these call centers with a new technology that will enable the Company to provide outbound, inbound and Internet-based consumer contact services from the same teleservices equipment. In 2000, the Company expects to spend approximately $4,000,000, on capital expenditures to equip these call centers and develop the Internet customer service business applications. The Company intends to finance the majority of its capital expenditure needs through equipment financing leases, however, there is no assurance that equipment financing leases will be available at terms acceptable to the Company.

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

         During the six months of 2000, the Company reduced its selling, general and administrative expenses to 32.5% of revenue compared to 36.6% in 1999. These reductions are a result of the Company's sales effort, an effort to improve its processes to contain costs and increase the efficiency of the organization, and economic development grants receivable of approximately $326,000. However, there can be no assurance that containment of these costs can be continued or that further efficiencies can be realized.


INFLATION

         Inflation has not had a material impact on operating results and the Company does not expect it to have a significant impact in the future. However, there can be no assurance that the Company's business will not be affected by inflation in the future.


PART II  OTHER INFORMATION

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company held its 2000 Annual Meeting of Shareholders on May 26, 2000. At the Annual Meeting, the stockholders voted upon (a) set the number of members of the Board of Directors at six (6), (b) the election of directors as contained in the Registrant's Proxy Statement dated April 28, 2000 and (c) a request to increase the number of shares reserved under the Company's 1996 Stock Option Plan from 430,000 to 1,000,000.

         (a)      Set the number of members of the Board of Directors at six
                  (6).

                     For               Against                 Abstain
                     ---               -------                 -------
                  5,644,393             2,000                   1,400

         (b) The board nominees were elected as directors with the following votes:

                                                        Shares Voted
                                                        ------------
                                                    For              Withheld
                                                    ---              --------
                  Rick N. Diamond                 5,645,084            2,709
                  Gary B. Cohen                   5,645,084            2,709
                  Seymour Levy                    5,645,084            2,709
                  Douglas W. Franchot             5,645,084            2,709
                  Phillip T. Levin                5,645,084            2,709
                  Thomas F. Madison               5,645,084            2,709

         (c) Increase the number of shares reserved under the Company's 1996 Stock Option Plan from 430,000 to 1,000,000.

                    For              Against        Abstain    Broker Non-vote
                    ---              -------        -------    ---------------
                  4,528,546          95,806          1,000        1,022,441

         No other matters were submitted to a vote of the security holders.


ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibit Number                Description
                   10.35 Lease Agreement by and between Investissements Rene St-Pierre Ltee and ACI Telecentrics, Inc. dated April 13, 2000

                   10.36 Financial Contribution Agreement by and between Investissement Quebec and ACI Telecentrics, Inc. dated April 20, 2000

                   21             Subsidiaries: Corporation ACI  Telecentrics
                                  Du Quebec, Inc.

                   27             Financial Data Schedule

           (b)  Reports on Form 8-K
                None.






SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ACI TELECENTRICS, INCORPORATED
                                             Registrant


Dated: /s/August 14, 2000                    By:/s/RUSSELL JACKSON
       ------------------                    ----------------------
                                             Russell Jackson
                                             Chief Financial Officer
                                             (Principal Accounting Officer)


Dated: /s/August 14, 2000                    By:/s/RICK N. DIAMOND
       ------------------                    ---------------------
                                             Rick N. Diamond
                                             Chief Executive Officer and
                                               Director