Form 10QSB
period 2000-09-30
ACI TELECENTRICS INC
filed 2000-11-13
CIK 1020998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-QSB

(Mark One)

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

___     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from _________ to _________

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

      The Company had 5,775,241 shares of common stock, no par value per share, outstanding as of October 25, 2000.

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

                         ACI TELECENTRICS, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         September 30,    December 31,
                                                                             2000             1999
                                                                         ------------     ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                             $    120,987     $    199,295
   Trade receivables, less allowance for doubtful
        accounts of $214,000 and $140,000, respectively                     4,987,639        5,413,351
   Income tax receivable                                                           --           20,312
   Deferred income taxes                                                      539,000          539,000
   Prepaid expenses                                                           183,886          141,742
   Grant receivable                                                           571,463               --
   Other current assets                                                        63,079           66,595
                                                                         ------------     ------------
              Total current assets                                          6,466,054        6,380,295

Property and equipment, net of accumulated depreciation                     3,156,179        2,701,923

OTHER ASSETS:
   Goodwill, less accumulated amortization of
        $169,000                                                                   --          881,783
   Deposits                                                                 1,447,440           57,434
                                                                         ------------     ------------
              Total other assets                                            1,447,440          939,217
                                                                         ------------     ------------
TOTAL ASSETS                                                             $ 11,069,673     $ 10,021,435
                                                                         ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving line of credit                                              $    630,692     $    850,000
   Trade accounts payable                                                   1,607,881          872,542
   Accrued compensation                                                       524,271          461,584
   Accrued expenses                                                            60,165          161,786
   Income taxes payable                                                       182,091               --
   Current portion of long-term debt and capital lease obligations            478,349          452,998
                                                                         ------------     ------------
              Total current liabilities                                     3,483,449        2,798,910

LONG-TERM LIABILITIES:
   Long-term debt and capital lease obligations, less current portion         575,745          523,160
   Deferred capital lease liabilities, less current portion                   175,000          280,000
   Deferred income taxes                                                      323,000          323,000
                                                                         ------------     ------------
              Total long-term liabilities                                   1,073,745        1,126,160

SHAREHOLDERS' EQUITY:
   Common stock, no par value;
        Authorized - 15,000,000
        Issued and outstanding shares - 5,775,241
          and 5,756,267, respectively                                       6,653,355        6,638,531
   Accumulated deficit                                                       (140,876)        (542,166)
                                                                         ------------     ------------
              Total shareholders' equity                                    6,512,479        6,096,365
                                                                         ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 11,069,673     $ 10,021,435
                                                                         ============     ============

See accompanying notes to consolidated financial statements.

                         ACI TELECENTRICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          Three Months Ended                 Nine Months Ended
                                             September 30,                      September 30,
                                     -----------------------------     -----------------------------
                                         2000             1999             2000             1999
                                     ------------     ------------     ------------     ------------
TELEMARKETING REVENUES               $  6,999,754     $  5,401,413     $ 22,060,533     $ 15,588,828

COST OF SERVICES                        3,503,831        3,257,756       12,589,230        9,071,796

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES               2,939,319        2,002,086        7,832,504        5,734,783

IMPAIRMENT COST (Note 2)                  846,745               --          846,745               --
                                     ------------     ------------     ------------     ------------

OPERATING (LOSS) INCOME                  (290,141)         141,571          792,054          782,249

OTHER INCOME (EXPENSE)
     Interest income                        2,179            3,510            5,519           12,999
     Interest expense                     (50,173)         (26,818)        (126,767)         (53,890)
     Other, net                            (9,843)              --          (10,516)          (5,721)
                                     ------------     ------------     ------------     ------------
     Total other income (expense)         (57,837)         (23,308)        (131,764)         (46,612)
                                     ------------     ------------     ------------     ------------

(LOSS) INCOME BEFORE TAXES               (347,978)         118,263          660,290          735,637

INCOME TAX (BENEFIT) EXPENSE             (135,000)          46,000          259,000          279,700
                                     ------------     ------------     ------------     ------------

NET (LOSS) INCOME                    $   (212,978)    $     72,263     $    401,290     $    455,937
                                     ============     ============     ============     ============

(LOSS) EARNINGS PER SHARE:
         Basic                       $       (.04)    $        .01     $        .07     $        .08
                                     ============     ============     ============     ============
         Diluted                     $       (.04)    $        .01     $        .07     $        .08
                                     ============     ============     ============     ============

WEIGHTED AVERAGE COMMON
   SHARES ASSUMED OUTSTANDING:
         Basic                          5,775,064        5,756,267        5,769,541        5,747,372
         Diluted                        6,014,090        5,770,017        6,087,484        5,761,055


See accompanying notes to consolidated financial statements.

                         ACI TELECENTRICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Nine Months Ended September 30,
                                                                    -------------------------------
                                                                         2000             1999
                                                                     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $    401,290     $    455,937
Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
     Depreciation and amortization                                        950,020          765,060
     Provision for losses on accounts receivable                          150,000          (23,921)
     Amortization of deferred capital lease liabilities                  (115,701)        (193,551)
     Noncash impairment cost                                              846,745               --
     (Gain) loss on sale of equipment                                         (69)           5,720
     Equity-based compensation                                                 --           10,300
     Changes in operating assets and liabilities:
        Trade receivables                                                 275,712       (2,968,997)
        Prepaid expenses                                                  (42,144)          60,777
        Grant receivable                                                 (571,463)              --
        Other current assets                                                3,516           69,682
        Trade accounts payable, accrued compensation
             and accrued expenses                                         696,406          749,594
        Income taxes                                                      202,403          200,124
                                                                     ------------     ------------
              Net cash provided by (used in) operating activities       2,796,715         (869,275)
                                                                     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                  (990,176)        (203,714)
     Proceeds from sale of assets                                              --           40,000
     Increase in deposits                                              (1,390,006)         (86,935)
     Decrease in other assets                                                  --           17,865
                                                                     ------------     ------------
              Net cash used in investing activities                    (2,380,182)        (232,784)
                                                                     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from revolving line of credit                            11,651,892        1,850,000
     Payments on revolving line of credit                             (11,871,200)      (1,600,000)
     Net proceeds from issuance of common stock                            14,824            8,086
     Repayments of long-term debt and capital leases                     (290,357)        (147,267)
                                                                     ------------     ------------
              Net cash (used in) provided by financing activities        (494,841)         110,819
                                                                     ------------     ------------

NET DECREASE IN CASH AND CASH
     EQUIVALENTS                                                          (78,308)        (991,240)

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                                            199,295        1,300,681
                                                                     ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $    120,987     $    309,441
                                                                     ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   NON CASH INVESTING AND FINANCING TRANSACTIONS:
     Equipment acquired through capital leases                       $    378,993     $         --

   CASH PAID FOR INTEREST AND TAXES:
     Income taxes paid, net                                          $     69,456     $     79,576
     Cash paid for interest                                          $    116,653     $     47,562


See accompanying notes to consolidated financial statements.

                         ACI TELECENTRICS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


(1) BASIS OF PRESENTATION

         The balance sheet of ACI Telecentrics, Incorporated and subsidiary (the "Company") as of September 30, 2000 and the related statements of operations and cash flows for the three and nine months ended September 30, 2000 and 1999, have been prepared by the Company without being audited. In the opinion of management, these statements reflect all adjustments consisting of all normal recurring entries (except for the impairment charge as discussed in Note 2) necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of operations and cash flows for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Form 10-KSB. The results of operations for interim periods are not necessarily indicative of results which will be realized for the full fiscal year.

         Effective April 7, 2000, the Company established its only subsidiary, Corporation ACI Telecentrics Du Quebec, Inc. These financial statements include the consolidated balance sheet as of September 30, 2000 and the related consolidated statements of operations for the three and nine months ended September 30, 2000 and the consolidated statement of cash flows for the nine months ended September 30, 2000 after elimination of any intercompany transactions.


(2) IMPAIRMENT COST

         During the quarter ended September 30, 2000, the company recorded an impairment of asset charge of $846,745, based on the requirements under the Statement of Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets", related to goodwill recorded from its Britcom acquisition of August 1, 1997. The company concluded an impairment charge was required based on discounted historical results and current projections of future cash flow to which the Britcom goodwill relates. In the three months ended September 30, 2000, the company elected to exit the license insurance industry and to expand to more profitable industries after the loss of a significant customer.

(3) EARNINGS PER SHARE (SFAS 128)

         Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed after giving effect to the exercise of all dilutive outstanding options and warrants. Both basic and diluted earnings per share for the three and nine months ending September 30, 2000 and 1999 were the same. The following table reconciles the denominators used in computing basic and diluted earnings per share:

                                                        Three Months Ended     Nine Months Ended
                                                           September 30,         September 30,
                                                          2000       1999       2000       1999
                                                          ----       ----       ----       ----
         Weighted average common shares outstanding    5,775,064  5,756,267  5,769,541  5,747,372
         Effect of dilutive stock options                239,026     13,750    317,943     13,683
                                                       ---------  ---------  ---------  ---------
                                                       6,014,090  5,770,017  6,087,484  5,761,055
                                                       =========  =========  =========  =========

(4) PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at:

                                                   September 30, 2000   December 31, 1999
                                                   ------------------   -----------------
         Furniture                                         $1,542,875          $1,161,088
         Equipment                                          4,843,643           4,469,976
         Leasehold improvements                               110,243             109,313
                                                           ----------          ----------
                                                            6,496,761           5,740,377
         Less accumulated depreciation and amortization     3,340,582           3,038,454
                                                           ----------          ----------
         Net property and equipment                        $3,156,179          $2,701,923
                                                           ==========          ==========

                  At September 30, 2000 and December 31, 1999, the Company has equipment under capitalized leases totaling $1,541,095 and $1,162,102, respectively.


(5) LINE OF CREDIT

         On January 30, 1998, the Company entered into a $2,000,000 revolving line of credit agreement, which accrues interest at the prime rate or LIBOR rate plus 2 3/4% on outstanding borrowings (9.5% at September 30, 2000). The borrowing base includes, and is secured by, certain accounts receivable and furniture and equipment. The loan agreement also contains provisions requiring compliance with certain financial covenants including prohibiting the payment of cash dividends without the bank's consent. Effective April 30, 1999, the Company and its lending institution executed an "Amended and Restated Revolving Credit Loan Agreement" that amended certain loan covenants and other loan provisions. On August 21, 2000, the Company and its lending institution executed a Second Amendment to the revolving line of credit agreement. In addition to increasing the line of credit to $4,000,000, the Second Amendment amended certain loan covenants and other loan provisions. The loan expires on July 31, 2001. As of September 30, 2000, the Company was in compliance with all covenants. At September 30, 2000, the Company had outstanding borrowings of $630,692 under the revolving line of credit with an available credit line of $3,369,308.


(6) FACILITY OPENING

         During the second quarter of fiscal 2000, the Company opened a 100 seat call center in Sherbrooke, Quebec, Canada. This call center is the Company's 11th call center and increased the Company's overall call center capacity by approximately 18%. This call center is equipped with a new technology that will enable the Company to provide outbound, inbound and Internet-based consumer contact services from the same teleservices equipment. Because of increased client demand for the Company's services, during the third quarter the Company expanded this call center by another 100 seats, for a total of 200 seats.


(7) ECONOMIC DEVELOPMENT GRANT

         During April 2000, the Company entered into a financial contribution agreement with the Government of Quebec, Canada. Under this agreement the Company agreed to open a call center in Sherbrooke, Quebec, Canada. Grants received from the Government of Quebec will be based in part on the number of jobs created by the new call center. The grant has a two year term. The Company paid an application fee of approximately $15,000 US dollars to the province of Quebec to secure this grant. A finders fee of approximately $168,000 (US dollars) was paid to an outside consulting firm for their assistance in securing the grant. During the year 2000, the Company recorded as a reduction of costs approximately $1,120,000 (US dollars) from the province of Quebec for new jobs created pursuant to the terms of the Economic Development Agreement. For the year, cost of services were reduced by $710,000; the remaining $227,000 was used to reduce selling, general and administrative expenses.

(8) REVENUE RECOGNITION

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

PART I    FINANCIAL INFORMATION
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         ACI Telecentrics, Incorporated (ACI) provides telephone-based sales and marketing services primarily to the telecommunications, financial services, publishing and utilities industries. ACI was established in 1987 in Minneapolis, Minnesota. The Company operates ten outbound call centers and one inbound/outbound call center; nine of which are located in five Midwest states, one in the state of California and one in the province of Quebec, Canada. As of September 30, 2000, these 11 call centers had 686 calling stations. The Company had 1,250 full and part-time employees as of September 30, 2000.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         REVENUE. Revenues for the third quarter ended September 30, 2000 increased $1,598,341, or 30% to a record $6,999,754, compared to third quarter 1999 revenues of $5,401,413. Billable hours increased by 33% when compared to the prior year period. The increases in revenues and billable hours can primarily be attributed to increased internal capacity due to the opening of two new call centers; one in September 1999 and the other in April 2000. The Company operated an average of 643 call stations during the third quarter of 2000 compared to an average of 479 for the same period in 1999.

         Financial services clients provided approximately 50% of third quarter 2000 revenues compared to approximately 55% of revenues during the third quarter of 1999. During the third quarter of 2000, the Company's largest client represented approximately 21% of total revenue. During the third quarter of 1999, the Company's largest client represented approximately 24% of total revenue. Other industry segments and their percentages of revenue in 2000 include publishing (12%) and telecommunications (34%).

         COST OF SERVICES. Cost of services for the third quarter of 2000 increased $246,075, or 8% to $3,503,831, compared to $3,257,756 in the third quarter of 1999. The increase in cost of services is primarily the result of the 30% increase in revenues. Third quarter 2000 labor and benefit costs and long distance telephone costs increased when compared to the third quarter of 1999. These increases were partially offset by a decrease, in the 2000 period, of outsourced telemarketing service costs as compared to the 1999 period. During the third quarter, without the effect of the economic development grant from the province of Quebec for new jobs created at the Company's Sherbrooke, Quebec call center, cost of services would have increased $720,614, or 22% to $3,978,369. For the third quarter, cost of services, specifically labor and benefits costs, were reduced by approximately $474,000 for the net economic development grant.

         As a percentage of revenue, cost of services for the third quarter of 2000 decreased by 10% to 50% compared to 60% in the third quarter of 1999. This decrease was primarily the result of the effect of the economic development grant reducing cost of services in the third quarter of 2000. Labor and benefits costs and outsourced services expenses decreased, as a percentage of revenue, in the third quarter of 2000 when compared to the same period of 1999. Outsourcing services are costs associated with the Company's utilization of other telemarketing companies for telemarketing some of its clients' programs. Third quarter of 2000 cost of services for internally generated telemarketing was 49% in 2000 and 59% in 1999. Without the effect of the economic development grant, cost of services, as a percentage of revenue, would have decreased 3% to 57% compared to 60% in the third quarter of 1999. Without the effect of the economic development grant, cost of services for internally generated telemarketing was 56%.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total selling, general and administrative expenses for the third quarter of 2000 increased $937,233, or 47% to $2,939,319, from $2,002,086 during the third quarter of 1999. However, as a percentage of revenue, selling, general and administrative expenses increased by only 5% to 42% in 2000 compared to 37% during the third quarter of 1999. The absolute dollar increase in expenses for call center operations during the third quarter of 2000 when compared to the same period in 1999 can be primarily attributed to the expenses associated with the Redding, California and the Sherbrooke, Quebec call centers which were opened in September 1999 and April 2000, respectively. Corporate selling, general and administrative expenses increased in the third quarter of 2000 as compared to the same period in 1999. The increase in corporate expenses was primarily the result of an increase in costs of personnel hired to handle current and future business.

         IMPAIRMENT COST. During the third quarter of 2000, the Company recorded an impairment of asset charge of $846,745 related to goodwill recorded from its August 1997 acquisition of Britcom. See prior discussion in Note 2 of Notes to Consolidated Financial Statements.

         OPERATING (LOSS) INCOME. Due to the factors listed above, the Company recorded a third quarter operating loss of $290,141, a $431,712 decrease compared to the third quarter 1999 operating income of $141,571. As a percentage of revenue, the operating loss during the quarter was 4%. Operating income during the third quarter of 1999 as a percentage of revenue was 3%. Operating loss for the third quarter of 2000 would have been $764,678 or 11% as a percentage of revenue when the effect of the economic development grant is not considered.

         OTHER INCOME AND EXPENSES, NET. Other expenses were $57,837 in the third quarter of 2000 compared to $23,308 in the same period of 1999. The increase in other net expenses was the result of increases in borrowing activity under the Company's line of credit, equipment lease financing and losses on foreign currency exchanges.

         NET (LOSS) INCOME AND NET (LOSS) INCOME PER SHARE. Pretax loss for the third quarter of 2000 was $347,978, a $466,241 decrease compared to a pretax income of $118,263 in the third quarter of 1999. The Company recorded an income tax benefit of $135,000, an effective tax rate of 39%, for the third quarter of 2000 compared to an income tax expense of $46,000, an effective tax rate of 39%, in the third quarter of 1999. The pretax loss for the third quarter would have been $822,516 and the income tax benefit would have been $321,000 when the effect of the economic development grant is not considered. Net loss for the third quarter of 2000 was $212,978, or $.04 per share on a basic and diluted share basis compared to a net income of $72,263, or $.01 per basic and diluted share basis in the third quarter of 1999. When the effect of the economic development grant is not considered, net loss for the third quarter of 2000 would have been $501,516, or $.09 per share on a basic and $.08 on a diluted share basis.

NINE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         REVENUE. Revenues for the nine months ended September 30, 2000 increased $6,471,705, or 42% to $22,060,533, compared to 1999 revenues of $15,588,828. Billable hours increased by 45% when compared to the prior year period. The increases in revenues and billable hours can primarily be attributed to increased internal capacity due to the opening of two new call centers; one in September 1999 and the other in April 2000. During the period the Company also utilized other telemarketing companies to perform some of its services but to a greater extent than during the same period in 1999. The Company derived 14% of its 2000 revenues from outsourcing compared to 8% during the same period in 1999. The increase in the use of other telemarketing companies was due to significantly increased client demand. The Company operated an average of 589 call stations during the nine months ended September 30, 2000 compared to an average of 462 for the same period in 1999.

         Financial services clients provided approximately 51% of the 2000 nine month revenues compared to approximately 46% of 1999 revenues. During the nine months ended September 30, 2000 period the Company's largest client represented approximately 22% of total revenue. During the prior year period the Company's largest client represented approximately 21% of total revenue. Other industry segments and their percentages of revenue in 2000 include publishing (15%) and telecommunications (27%).

         COST OF SERVICES. Cost of services for the nine months ended September 30, 2000 increased $3,517,434, or 39% to $12,589,230, compared to $9,071,796 during the 1999 period. The increase in cost of services is primarily the result of the 39% increase in revenues. Labor and benefit costs, long distance telephone costs and outsourced telemarketing service costs during the first nine months of 2000 increased when compared to the same period of 1999. Without the effect of the economic development grant, cost of services would have increased $4,227,621, or

47% to $13,299,416. For the nine months, cost of services were reduced by approximately $710,000 for the economic development grant receivable from the province of Quebec for new jobs created at the Company's Sherbrooke, Quebec call center. Of the $710,000, approximately $688,000 related to labor and benefit cost reductions.

         As a percentage of revenue, cost of services for the nine month period ended September 30, 2000 decreased by 1% to 57% compared to 58% in the same period of 1999. This decrease was primarily the result of the effect of the economic development grant reducing cost of services in 2000. Cost of services for internally generated telemarketing was 53% in 2000 and 57% in 1999. During the first nine months of 2000 the outsourced services had a cost of 85% compared to 77% during the 1999 period. Without the effect of the economic development grant, cost of services, as a percentage of revenue, would have increased 2% to 60% compared to 58% in the same period of 1999. Without the effect of the economic development grant, cost of services for internally generated telemarketing was 56%.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total selling, general and administrative expenses were $7,832,504 for the nine months ended September 30, 2000 compared to $5,734,783 in 1999, an increase of $2,097,721 or 37%.
However, as a percentage of revenue, selling, general and administrative expenses have remained stable in 2000 as compared to 1999. The absolute dollar increase in expenses for call center operations during the first nine months of 2000 when compared to the same period in 1999 can be primarily attributed to the expenses associated with the Redding, California and the Sherbrooke, Quebec call centers which were opened in September 1999 and April 2000, respectively. Corporate selling, general and administrative expenses increased during the same period as a result of an increase in costs of personnel hired to handle current and future business . For the nine month period, selling, general and administrative expenses were reduced by approximately $227,000 for net economic development grants receivable from the province of Quebec for new jobs created at the Company's Sherbrooke, Quebec call center.

         IMPAIRMENT COST. During the third quarter of 2000, the Company recorded an impairment of asset charge of $846,745 related to goodwill recorded from its August 1997 acquisition of Britcom. See prior discussion in Note 2 of Notes to Consolidated Financial Statements.

         OPERATING INCOME. As a result of the factors discussed above, the operating income for the first nine months of 2000 was $792,054, a $9,805 increase compared to 1999 operating income of $782,249. As a percentage of revenue, operating income during the nine months ended September 30, 2000 was 4% compared to 5% during the same period of 1999. Operating loss for the first nine months of 2000 would have been $144,968 or 1% as a percentage of revenue when the effect of the economic development grant is not considered.

         OTHER INCOME AND EXPENSES, NET. Other expenses were $131,764 in 2000 compared to $46,612 in 1999. The increase in net interest expense was the result of an increase in borrowing activity under the Company's line of credit, an increase in equipment lease financing and lower cash investment balances producing lower interest income.

         NET INCOME AND NET INCOME PER SHARE. Pretax income for the first nine months of 2000 was $660,290, a $75,347 decrease compared to a pretax income of $735,637 in the same period of 1999. The Company recorded income tax expense of $259,000, an effective tax rate of 39%, for the first nine months of 2000 compared to an income tax expense of $279,700, an effective tax rate of 38%, in the first nine months of 1999. Pretax loss for the first nine months of 2000 would have been $276,732 and the income tax benefit would have been $108,000 when the effect of the economic development grant is not considered. Net income for the nine months ended September 30, 2000 was $401,290 or $.07 per basic and diluted share basis compared to net income of $455,937, or $.08 per basic and diluted share basis in the same period of 1999. When the effect of the economic development grant is not considered, net loss for the first nine months of 2000 would have been $168,732, or $.03 per share on a basic and diluted basis.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically used cash from operating activities, bank borrowings, capital leases and public and private sector financing received in connection with the opening of call centers as its primary sources of liquidity. The public and private sector (grants/financings) have included outright grants, low interest rate loans, forgivable loan arrangements, and reimbursement for certain expenses and leasehold improvements. On January 30,

1998, the Company entered into a $2,000,000 revolving line of credit agreement, which accrues interest at the prime rate or LIBOR rate plus 2 3/4% on outstanding borrowings (9.5% at September 30, 2000). The borrowing base includes, and is secured by, certain accounts receivable and furniture and equipment. The loan agreement also contains provisions requiring compliance with certain financial covenants including prohibiting the payment of cash dividends without the bank's consent. Effective April 30, 1999, the Company and its lending institution executed an "Amended and Restated Revolving Credit Loan Agreement" that amended certain loan covenants and other loan provisions. On August 21, 2000, the Company and its lending institution executed a Second Amendment to the revolving line of credit agreement. In addition to increasing the line of credit to $4,000,000, the Second Amendment amended certain loan covenants and other loan provisions. The loan expires on July 31, 2001. As of September 30, 2000, the Company was in compliance with all covenants. At September 30, 2000, the Company had outstanding borrowings of $630,692 under the revolving line of credit with an available credit line of $3,369,308.

         At September 30, 2000, the Company had cash and cash equivalents of $120,987 compared to $199,295 at December 31, 1999. For the nine months ended September 30, 2000 cash provided by operating activities was $2,796,715 compared to cash used by operating activities of $869,275 in the 1999 period. Included in cash provided by operating activities in the 2000 period is $564,430 of net changes in working capital components related to the growth of the Company, depreciation and amortization of $950,020, net income of $401,290 and other non-cash net charges of $880,975. Cash used in 1999 operating activities was primarily the result of an increase of $2,968,997 in Accounts Receivable balances. This increase was partially offset by cash provided by net income of $455,937, depreciation and amortization of $765,060, changes in other working capital components of $1,080,177 and non-cash items of $201,452.

         Net cash used by investing activities in the nine months ended September 30, 2000 was $2,380,182 compared to net cash used of $232,784 in 1999. The primary uses of cash by investing activities included deposits of approximately $1,250,000 on equipment for the setup and expansion of the Quebec, Canada call center and expenditures for property and equipment of $990,176. During the 1999 period the Company had net purchases of property and equipment of $203,714 and an increase of $86,935 in deposits which were offset by proceeds of $40,000 received from the sale of assets combined with a decrease of $17,865 in other assets.

         Net cash used by financing activities during the nine months ended September 30, 2000 was $494,841 compared to net cash provided of $110,819 during 1999. The primary uses of cash during the first nine months of 2000 were $219,308 of net repayments under the Company's revolving line of credit and repayment of $290,357 of capital leases and long term debt. Cash used in financing activities for 2000 were partially offset by proceeds from stock issued under its Employee Stock Purchase Plan for $14,324 and for the exercise of stock options for $500. Cash flows from financing activities during the first nine months of 1999 included a net of $250,000 borrowed under the revolving line of credit. In addition, the Company issued stock under the Company's Employee Stock Purchase Plan for $7,586 and for the exercise of stock options in the amount of $500. These cash proceeds were partially offset by repayment of long-term debt and capital leases in the amount of $147,267.

         During the nine months ending September 30, 2000, the Company acquired assets, at a cost of $378,993 through capital leases. During the comparable 1999 period the Company did not acquire any assets through capital leases.

         As a result, net cash and cash equivalents decreased by $78,308 during the first nine months of 2000 compared to a decrease of $991,240 in 1999. The Company believes that funds which should be generated from future operations, amounts available under the renegotiated revolving line of credit arrangement, amounts receivable from province of Quebec economic development grants for new jobs created and funds obtained through equipment financing leases will be sufficient to finance its current and future business operations including, working capital requirements, although there can be no guarantee that these funds will be available at terms acceptable to the Company, if at all.

         In connection with the opening of the new call center in Sherbrooke, Quebec, Canada in April 2000, the Company has entered into a seven year building lease commitment totaling $180,000 per year. This lease is cancelable after four years. In addition, the Company has a commitment of approximately $1,500,000 for capital expenditures of which $1,250,000 was paid as of September 30, 2000 for computer equipment related to the expansion of the Sherbrooke call center.

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

         Management believes that total marketing expenditures by US companies directed towards multi-channel customer contacts will continue to grow and that the trend for these companies will be towards outsourcing their multi-channel marketing programs to companies like ACI. In addition, the Company believes that Internet-based online customer service support is the next step in consumer contact, and the company has positioned itself to take advantage of the growth in that market segment. The Company anticipates that the demand for its traditional telemarketing services will continue to grow through 2001 along with growth resulting from the Company's expansion into the Internet customer service business. In order to meet this increased demand for traditional telemarketing services and Internet-based customer service, the Company opened during April 2000 a 100 seat call center in Sherbrooke, Quebec, Canada. The Company has expanded this call center by an additional 100 seats. In addition, the Company plans to open by the end of year 2000 an additional call center with 100 to 200 seats to meet customer demand. Should the Company open an additional call center there can be no assurance that the Company would be able to locate in a community that will provide economic development grants that could be used to offset operating expenses and provide working capital. The Company plans to equip these call centers with a new technology that will enable the Company to provide outbound, inbound and Internet-based consumer contact services from the same teleservices equipment. In 2000, the Company expects to spend approximately $3,000,000 on capital expenditures to equip these call centers and develop the Internet customer service business applications. The Company intends to finance the majority of its capital expenditure needs through equipment financing leases, however, there is no assurance that equipment finance leases will be available at terms acceptable to the Company.

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

PART II    OTHER INFORMATION

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibit Number                Description
               --------------                -----------
                  10.1 Lease Agreement by and between Lease Finance Group, Inc. and ACI Telecentrics, Inc. dated May 15, 2000

                  10.2 Second Amendment to Amended and Restated Revolving Credit Loan Agreement by and between ACI Telecentrics, Inc. and National City Bank of Minneapolis dated August 21, 2000.

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

                                       ACI TELECENTRICS, INCORPORATED
                                       Registrant


Dated: /s/November 10, 2000            By:/s/WILLIAM NOLTE
       ------------------------        ---------------------------------
                                       William Nolte
                                       Vice President of Finance and Chief
                                       Financial Officer (Principal Accounting
                                       Officer)


Dated: /s/November 10, 2000            By:/s/RICK N. DIAMOND
       ------------------------        ---------------------------------
                                       Rick N. Diamond
                                       Chief Executive Officer and Director