Form 10KSB
period 2000-12-31
ACI TELECENTRICS INC
filed 2001-04-11
CIK 1020998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

Issuer's revenues for its most recent fiscal year:  $31,495,339.

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of March 23, 2001 was approximately $1,526,015 based upon the average of the closing bid and asked prices of the Registrant's Common Stock on such date.

There were 5,775,241 shares of Common Stock, no par value, outstanding as of March 23, 2001.

                            ------------------------

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference pursuant to Rule 12b-23: Portions of the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders are incorporated by reference into Items 9, 10, 11 and 12 of Part III.

Transitional Small Business Disclosure Format (check one).  Yes [ ]    No [X]

                                    I N D E X

Description                                                                 Page

PART I          1
       ITEM 1.  DESCRIPTION OF BUSINESS........................................1
       ITEM 2.  DESCRIPTION OF PROPERTY........................................3
       ITEM 3.  LEGAL PROCEEDINGS..............................................4
       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............4
PART II         6
       ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS......................................................6
       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS..........................6
       ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................15
       ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.........................34
PART III        34
       ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                  CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                  OF THE EXCHANGE ACT.........................................34
       ITEM 10. EXECUTIVE COMPENSATION........................................34
       ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT..................................................34
       ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................34
       ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..............................35

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

        ACI Telecentrics, Inc. (the Company) was incorporated under the name Automated Communications, Incorporated under Minnesota law on January 13, 1987 and changed its name to ACI Telecentrics, Inc. on July 26, 1996. The Company provides telephone-based sales and marketing services, broadly defined as teleservices. As of December 31, 2000, the Company operated 775 workstations in 11 call centers located in Minnesota, North Dakota, South Dakota, Nebraska, Indiana, California, and Quebec, Canada.

        Prior to August 1, 1997, the Company had focused primarily on the telecommunications, publishing, and financial services industries. On August 1, 1997, the Company acquired all of the outstanding common stock of Encyclopaedia Britannica Communications Corporation (EBCC), which operated call centers in Lombard, Illinois and Merrillville, Indiana. With the acquisition of EBCC, the Company began to offer services to the insurance industry. In the telecommunications industry, the Company markets long distance and a variety of network services to the customers of Regional Bell Operating Companies. In the publishing industry, the Company's telemarketing programs assist newspaper, magazine, and book publishers in acquiring new subscribers, soliciting subscription renewals, and cross-selling products. In the financial services industry, the Company conducts telemarketing projects for banks and financial services companies in the areas of insurance; credit card customer acquisition, retention, and renewal; credit card enhancement services; account generation and retention; and customer service. The Company's revenue and income from operations for fiscal 2000 were $31,495,339 and $1,446,438, respectively. This represents an increase of 37% and 57%, respectively, compared to 1999.

INDUSTRY AND MARKET

        The Company believes that the telemarketing sector of marketing expenditures will continue to grow and that the trend towards outsourcing telemarketing programs will continue. Many companies choose to use telemarketing for customer retention, customer service and customer care programs in addition to the traditional sales programs. The telecommunications and financial services industries, which ACI already serves, are undergoing deregulation or consolidation, which provides the Company with additional growth opportunities as these businesses search for low cost solutions for their marketing, sales and customer support needs. In 2000, businesses within the telecommunications, publishing, financial services, and insurance industries accounted for most of the Company's revenues. The industries targeted by the Company and the principal services provided are described below.

TELECOMMUNICATIONS. The Company entered the telecommunications segment of the market in 1987. ACI currently provides clients telemarketing services for network services, long distance, caller ID, and enhanced CPE products.

PUBLISHING. ACI provides telemarketing services to publishers, including subscription renewals, subscription sales, and customer services. The Company's program managers work closely with publishing clients to develop individually tailored programs to enhance their marketing and sales efforts.

FINANCIAL SERVICES. The Company entered the financial services segment of the market in 1988. ACI provides telemarketing services for the credit card and noncredit card financial segments as well as fee-based segments such as membership clubs. Types of telemarketing services performed for these clients include customer acquisition, activation and retention, selling of discounted travel and shopping clubs, debit card acquisition or upgrade, home equity loan lead generation, and preapproved lines of credit.

SALES AND MARKETING

        ACI's marketing strategy emphasizes customized marketing solutions tailored to meet the individual client's needs. The Company attracts clients through its sales force by direct prospecting by the sales force, encouraging referrals from existing clients who are satisfied with the Company's quality service and gaining business through other divisions of companies who are current clients.

PRINCIPAL CUSTOMERS

        In 2000, the Company's three largest clients and the percentage of 2000 revenues attributable to such clients were one of the top credit card issuers in the nation (13%), one of the nation's largest providers of consumer membership programs (21%), and one of the nation's largest telephone operating companies (13%).

COMPETITION

        The telemarketing industry is highly competitive, but also continues to be highly fragmented. The Company competes with both in-house telemarketing organizations as well as other independent out-source telemarketing operations. In-house telemarketing organizations provide a variety of services to their organizations and comprise the majority of the telemarketing industry. Independent telemarketing organizations range from numerous small, single-facility operations to large, multifacility operations such as SITEL Corporation, APAC Teleservices Inc., TeleSpectrum Worldwide, Inc., and West Telemarketing Corporation. The Company also competes with other forms of marketing, such as direct mail, television, and radio. The Company believes that the primary competitive factors in the telephone-based marketing industry are reputation for quality service, marketing results, technological expertise, price, and the ability to design customized marketing programs that address the needs of clients. The Company believes that most of its competitors are, like ACI, highly dependent on a small number of clients for a large percentage of their business.

GOVERNMENT REGULATION

        The telemarketing industry is subject to a significant amount of federal and state regulation. The federal Telephone Consumer Protection Act of 1991 (the
TCPA) prohibits telemarketers from using automated telephone dialing equipment to call certain types of telephone numbers, such as hospital emergency room telephone numbers. In addition, the TCPA prohibits the initiation of telephone calls to any residential telephone line using an artificial or prerecorded voice to deliver a message without the prior consent of the called party. The federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 (the TCFAPA) broadly authorizes the Federal Trade Commission (the FTC) to issue regulations prohibiting misrepresentation in telemarketing sales. In August 1995, the FTC issued regulations under the TCFAPA which, among other things, prohibit initiating an outbound telephone call to a person that has stated that he or she does not wish to receive an outbound call on behalf of the seller whose goods or services are being offered, prohibit calls at any time other than between 8:00 A.M. AND 9:00 P.M. local time, require a telemarketer to make certain disclosures to the person receiving the call, and prohibit misrepresentations regarding the cost, terms, restrictions, or performance of products or services offered by phone. To the best of the Company's knowledge, its telemarketing procedures comply with all state and federal rules.

        A number of states have enacted or are considering legislation to regulate telemarketing. For example, telephone sales in certain states cannot be final unless a written contract is delivered to and signed by the buyer and may be canceled within three business days. At least one state provides that telemarketers may not require payment by credit card, and several other states impose license or bond requirements upon telemarketers. From time to time bills are introduced in the U.S. Congress or state legislatures that could further regulate certain aspects of the telemarketing business. The Company cannot predict whether any such proposed legislation will become law or what effect such laws would have on the business of the Company.

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

PERSONNEL

        The Company had approximately 1,600 full- and part-time employees as of December 31, 2000. None of the Company's employees are subject to a collective bargaining agreement and the Company believes its relationship with its employees is good.

ITEM 2. DESCRIPTION OF PROPERTY

FACILITIES

        The Company's corporate headquarters are located in Minneapolis, Minnesota in a leased facility consisting of approximately 14,800 square feet of office space. The lease expires on March 31, 2002.

        The Company also leases 11 call center facilities in the Midwest, California, and Quebec, Canada. Information related to those call centers is as follows:

                              Year Opened/                                                            Number of
      Location                  Acquired                   Term                 Expires             Workstations
Twin Valley, MN                  1993                      5 yr                  8/03                      40

Valley City, ND                  1995                      5 yr                  5/05                      48

Devils Lake, ND                  1996                 Month to Month              N/A                      32

Redfield, SD                     1997                      5 yr                  8/01                      48

Pierre, SD                       1997                      5 yr                  4/02                      40

Chadron, NE                      1997                      10 yr                 7/07                      60

Valentine, NE                    1998                      10 yr                 11/07                     33

Ogallala, NE                     1998                      10 yr                 1/08                      48

Merrillville, IN                 1997                 Month to Month              N/A                      88

Redding, CA                      1999                      5 yr                  8/04                     144

Sherbrooke, PQ                   2000                      7 yr                  5/07                     194
                                                                                                        -----

Total workstations at December 31, 2000                                                                   775
                                                                                                        =====

ITEM 3. LEGAL PROCEEDINGS

        The Company is not a party to, nor is its property the subject of, any material pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of 2000.

EXECUTIVE OFFICERS OF THE COMPANY

        The name and ages of all of the Company's executive officers and the positions held by them are listed below.

Name                   Age                    Position

Rick N. Diamond        38        Chairman of the Board, Chief Executive Officer,
                                 Secretary, and Director

Gary B. Cohen          39        President and Director

Dana A. Olson          39        Executive Vice President of Operations

Lois J. Dirksen        45        Executive Vice President of Sales

William C. Nolte       42        Executive Vice President of Finance

       RICK N. DIAMOND is cofounder of the Company and has served as the Chief Executive Officer and a director of the Company since its inception in 1987. Mr. Diamond holds a B.A. degree from the University of Wisconsin and J.D. degree from Washington University in St. Louis, Missouri. Prior to and since founding the Company, he has been active in community and business affairs.

       GARY B. COHEN is cofounder of the Company and has served as the Company's President and as a director since its inception in 1987. Mr. Cohen holds a B.S. degree from the University of Minnesota. Prior to and since founding the Company, he has been active in community and business affairs.

       DANA A. OLSON joined ACI in September 1990, serving as shift manager before becoming Operations Manager in April 1991 and Vice President of Operations in March 1994. Mr. Olson was named Executive Vice President of Operations June 1, 1998. Mr. Olson attended Mankato State University, majoring in Business Administration.

        LOIS J. DIRKSEN joined ACI as a Vice President in May 1995 and became Executive Vice President of Sales in August 1996. Prior to joining the Company, Ms. Dirksen was Vice President of Sales for Rezound International, a publisher of audio books, from April 1994 to May 1995 and Director of Direct Response for Minnesota Mutual from March 1990 to April 1994. Ms. Dirksen holds a B.S. degree in Political Science from Arizona State University.

       WILLIAM C. NOLTE joined ACI as Executive Vice President of Finance in September 2000. Prior to joining the Company, Mr. Nolte was Director of Finance with Ontrack, Inc. and with Digi International, Inc. and Chief Financial Officer with Fiberweb. Mr. Nolte holds B.S. degrees in Accounting and Marketing/Finance from the University of South Carolina.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Since June 11, 1999, the Company's Common Stock has been traded on the over-the-counter markets of the National Association of Securities Dealer's Electronic Bulletin Board under the symbol ACIT. On June 10, 1999, Nasdaq informed the Company that it was being delisted from the Nasdaq SmallCap Market where the Company's Common Stock had been traded since October 21, 1996. Prior to October 21, 1996, the Company's Common Stock was not publicly traded. The following table sets forth the high and low bid prices and the closing sales prices for the Company's Common Stock as reported by OTC Bulletin Board and Nasdaq. The bid quotations represent interdealer prices without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Year Ended December 31, 2000       High             Low             Close

        First Quarter            $  3.38          $ 0.75          $  2.50
        Second Quarter              2.25            1.00             1.88
        Third Quarter               2.06            1.50             1.75
        Fourth Quarter              1.50            0.75             1.25

Year Ended December 31, 1999       High             Low             Close

        First Quarter            $  1.31          $ 0.50          $  1.00
        Second Quarter              2.00            0.69             1.06
        Third Quarter               1.12            0.62             0.81
        Fourth Quarter              1.00            0.75             0.94

        On March 23, 2001, the fair market value of the Company's Common Stock was $5,594,765 based on the average of the closing bid and asked prices on that date. As of March 23, 2001, the Company had approximately 150 shareholders of record. The Company estimates that an additional 420 stockholders own stock held for their accounts at brokerage firms and financial institutions (commonly known as "in street name").

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        OVERVIEW

        ACI provides telephone-based sales and marketing services primarily to the telecommunications, publishing, and financial services industries. The Company operates eleven call centers in five Midwest states, California, and Sherbrooke, Canada, which as of December 31, 2000 had 725 outbound and 50 inbound calling workstations. The Company had approximately 1,600 full- and part-time employees as of December 31, 2000.

        Revenues from telemarketing services are recognized as these services are performed and are generally based on an hourly rate. Certain telemarketing service revenues are performance-based. Cost of services includes compensation and commissions for telephone sales representatives, payroll taxes, and other benefits associated with such personnel, telephone expenses, and other direct costs associated with providing services to customers. Selling, general, and administrative expenses include administrative, sales, marketing, occupancy, depreciation, and other indirect costs.

        RESULTS OF OPERATIONS

        The following table sets forth items from the Company's Statements of Operations as percentages of net revenue:

Years ended December 31,                            2000      1999       1998

Net telemarketing revenue                          100.0%     100.0%    100.0%
Cost of services                                    56.1       59.0      55.8
Selling, general, and administrative expenses       36.7       37.0      53.3
Impairment cost                                      2.7
Restructuring costs                                                       0.4
Operating income (loss)                              4.6        4.0      (9.5)
Other expense                                       (0.6)      (0.4)     (0.2)
Income (loss) before income taxes                    4.0        3.6      (9.7)
Income tax expense (benefit)                         1.6        1.3      (3.7)
Net income (loss)                                    2.4        2.3      (6.0)

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

        REVENUE. Revenues for the year ended December 31, 2000, were $31,495,339, an increase of $8,552,325 or 37% when compared to 1999 revenues of $22,943,014. The Company derived 12% of its 2000 revenues from outsourcing compared to 8% in 1999. The increases in revenues and billable hours can primarily be attributed to increased internal capacity due to the opening of two new call centers; one in September 1999 and the other in April 2000.

        Financial services clients provided 51% of total 2000 and 1999 revenues. Other industry segments for 2000 included telecommunications (28%) and publishing (15%). During 2000, the Company's largest client represented 21% of total revenue. During 1999, the Company's largest client represented 22% of total revenue.

        In 2000, billable telemarketing hours increased 38% when compared to 1999; however, net revenue per billable telemarketing hour decreased by less than 1%. During 2000, the Company opened one call center in Sherbrooke, Quebec, Canada. As of December 31, 2000, the Company operated a combined total of 775 inbound and outbound call center workstations compared to 592 outbound call center workstations at December 31, 1999.

        COST OF SERVICES. Cost of services increased 30% to $17,657,512 in 2000 from $13,536,871 in 1999. The increase in cost of services is primarily the result of the 37% increase in revenues. As a percentage of revenue, telemarketing service representative (TSR) labor and benefit cost increased to 36% of revenue in 2000 from 41% of revenue in 1999. Outsourcing costs, which are primarily costs associated with the utilization of other telemarketing companies for telemarketing, increased by 117% to $3,477,647 from $1,605,340. Outsourcing costs increased to 11% of total revenue in 2000 compared to 7% in 1999. Outsourced telemarketing services had a cost of 85% compared to 52% for internally generated telemarketing. Long distance telephone costs for telemarketing operations in 2000 increased by 21% to $2,667,944 from $2,205,787; however, as a percentage of total revenue, long distance telephone costs decreased from 10% in 1999 to 8% in 2000, primarily as the result of a rate decrease negotiated with the Company's long distance carrier, effective August 1, 1999. Without the effect of the economic development grant, cost of services would have increased $5,272,370, or 39% to $18,809,241. For the year 2000, cost of services was reduced by approximately $1,152,000 for the economic development grant receivable from the province of Quebec for new jobs created at the Company's Sherbrooke, Quebec call center.

        SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses for 2000 increased by $3,058,282, or 36% to $11,544,644, compared to $8,486,362 in 1999. As a percentage of revenue, selling, general, and administrative expenses remained stable at 37% in 2000 compared to 1999. For 2000, selling, general, and administrative expenses were reduced by approximately $227,000 for net economic development grants receivable from the province of Quebec for new jobs created at the Company's Sherbrooke, Quebec call center.

       IMPAIRMENT COST. During the third quarter of 2000, the Company recorded an impairment of asset charge of $846,745 related to goodwill recorded from its August 1997 acquisition of EBCC. See discussion in Note 1 of Notes to Consolidated Financial Statements.

        OPERATING INCOME. As a result of the factors discussed above, the Company recorded operating income of $1,446,438 compared to 1999 operating income of $919,781. Operating income for 2000 would have been $67,874 when the effect of the economic development grant is not considered.

        OTHER INCOME AND EXPENSES, NET. Other expenses were $188,157 in 2000 compared to $83,652 in 1999. Net interest expense of $178,138 compared to net interest expense of $77,931 in 1999 was the result of an increase in borrowing activity under the Company's line of credit, an increase in equipment lease financing and lower cash investment balances producing lower interest income.

        INCOME TAX EXPENSE. The Company recorded income tax expense of $497,000 in 2000 compared to $309,000 in 1999. The 2000 expense was recorded at 39.5%, which is estimated to be the effective rate for federal and state taxes verses 37% used in 1999. The increase in the effective tax rate can primarily be attributed to an increase in the state tax rate.

        NET INCOME (LOSS). Net income for 2000 was $761,281, or $0.13 per share on a basic and diluted basis compared to net income of $527,129 or $.09 per share in 1999. When the effect of the economic development grant is not considered, net loss for 2000 would have been $72,773, or $.01 per share on a basic and diluted basis.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

        REVENUE. Revenues for the year ended December 31, 1999, were $22,943,014, an increase of $7,907,492 or 53% when compared to 1998 revenues of $15,035,522. The Company derived 9% of its 1999 revenues from outsourcing compared to 7% in 1998.

        Financial services clients provided 51% of total 1999 revenue compared to 17% of revenues during 1998. Other industry segments for 1999 included telecommunications (22%), publishing (14%), and insurance (11%). During 1999, the Company's largest client represented 22% of total revenue. During 1998, the Company's largest client represented 19% of total revenue.

        In 1999, billable telemarketing hours increased 57% when compared to 1998; however, net revenue per billable telemarketing hour decreased by 2%. During 1999, the Company opened one call center in Redding, California. As of December 31, 1999, the Company operated 592 outbound call center workstations compared to 482 outbound call center workstations at December 31, 1998.

        COST OF SERVICES. Cost of services increased 61% to $13,536,871 in 1999 from $8,395,597 in 1998. The increase in the cost of services percentage is primarily attributable to the increase in TSR labor and benefit costs. As a percentage of revenue, TSR labor and benefit cost increased to 41% of revenue in 1999 from 37% of revenue in 1998. Outsourcing costs, which are primarily costs associated with the utilization of other telemarketing companies for telemarketing, increased by 82% to $1,605,340 from $833,762. Outsourcing costs increased to 7% of total revenue in 1999 compared to 6% in 1998. Outsourced telemarketing services had a cost of 79% compared to 57% for internally generated telemarketing. Long distance telephone costs for telemarketing operations in 1999 increased by 24% to $2,205,787 from $1,782,713; however, as a percentage of total revenue, long distance telephone costs decreased from 12% in 1998 to 10% in 1999, primarily as the result of a rate negotiated with the Company's long distance carrier, effective August 1, 1999.

        SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses for 1999 increased by $476,982, or 6% to $8,486,362, compared to $8,009,380 in 1998. As a percentage of revenue, selling, general, and administrative expenses decreased to 37% in 1999 compared to 53% in 1998. The absolute dollar increase in expenses can be attributed to expenses associated with the opening of a new call center in September 1999, an increase in personnel costs, approximately $142,000 in year 2000 expenses, and approximately $173,000 of costs related to exploring strategic alternatives. These increases were partially offset by a decrease in expenses associated with the closing of the Lombard, Illinois, inbound call center in May 1998.

        OPERATING INCOME (LOSS). As a result of the factors discussed above, the Company recorded operating income of $919,781 compared to an operating loss of $1,434,455 in 1998. The Company's closed inbound call center in Lombard, Illinois accounted for approximately $356,000 ($221,000 on an after-tax basis) of the 1998 operating loss.

        OTHER INCOME AND EXPENSES, NET. Other expenses were $83,652 in 1999 compared to $21,516 in 1998. Net interest expense of $77,931 compared to the net interest expense of $20,264 in 1998 was the result of an increase in borrowing activity under the Company's line of credit, an increase in equipment, leased financing, and lower cash investment balances producing lower interest income.

        INCOME TAX EXPENSE (BENEFIT). The Company recorded income tax expense of $309,000 in 1999 compared to an income tax benefit of $550,210 in 1998. The 1999 expense was recorded at 37%, which is estimated to be the effective rate for federal and state taxes versus 38% used in 1998 to record the income tax benefit.

        NET INCOME (LOSS). Net income for 1999 was $527,129, or $.09 per share on a basic and fully diluted basis compared to a net loss of $905,761 or $.16 per share in 1998.

        LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2000, the Company had cash and cash equivalents of $100,607 compared to $199,295 and $1,300,681 at December 31, 1999 and 1998,
respectively. Cash provided by operating activities was $1,725,318 in 2000 compared to cash used by operating activities of $1,455,758 in 1999 and cash provided by operating activities of $88,010 in 1998. Included in cash used by operating activities in 2000 is $1,438,599 of changes in working capital components related to the growth of the Company offset by depreciation and amortization of $1,320,660 and other noncash charges of $1,081,976. Cash provided by operating activities in 2000 was primarily from net income of $761,281. Cash used by operating activities in 1999 was primarily $3,149,942 of changes in working capital components related to the growth of the Company offset by depreciation and amortization of $1,098,935 and other non-cash charges of $68,120. Cash provided by operating activities in 1999 was primarily from net income of $527,129. Cash used by 1998 operating activities included the net loss of $905,761 and other noncash charges of $710,061 offset by depreciation and amortization of $940,911. In 1998, cash was provided by changes in working capital components of $762,921.

        Net cash used by investing activities in 2000 and 1999 was $3,102,514 and $261,061, respectively, compared to net cash generated by investing activities of $160,514 in 1998. The primary use of cash by investing activities in 2000 was expenditures for property and equipment of $2,412,643 related to the opening of the Sherbrooke call center and deposits of approximately $544,000 on equipment for the setup and expansion of current and future call centers. The primary use of cash by investing activities in 1999 was expenditures for property and equipment of $307,303 related to opening a new call center and upgrading calling systems. These expenditures were partially offset by the proceeds from the sale of assets. The primary source of cash from investing activities in 1998 was $493,345 in proceeds from previously restricted investments. During 1998, the proceeds from previously restricted investments were partially offset by purchases of property and equipment of $355,264.

        Net cash provided by financing activities in 2000 was $1,278,508, $615,433 in 1999 and $393,115 in 1998. Net cash provided by financing activities in 2000 consisted of net borrowings from the revolving line of credit totaling $1,651,617 plus proceeds of $14,824 from the issuance of common stock in the Employee Stock Purchase Plan and exercise of stock options. The primary use of cash by financing activities in 2000 was the repayments of long-term debt and capital leases of $387,933. Net cash provided by financing activities in 1999 consisted of net borrowings from the revolving line of credit totaling $850,000 plus proceeds of $8,086 from the issuance of common stock in the Employee Stock Purchase Plan and exercise of stock options. These proceeds were offset by repayments of long-term debt and capital leases of $242,653 in 1999. Sources of cash provided by financing activities during 1998 were the receipt of $450,000 of public sector grants, $80,952 proceeds from the sale and leaseback of property and equipment and $27,299 related to the issuance of common stock in the Employee Stock Purchase Plan. Proceeds for 1998 were partially offset by repayments of long-term debt and capital leases of $165,136. As a result, net cash and cash equivalents decreased $98,688 in 2000 and $1,101,386 in 1999, and increased $641,639 in 1998.

        The Company has historically used cash from operating activities, bank borrowings, capital leases, and public and private sector financing in connection with the opening of call centers as its primary sources of liquidity. The public and private sector (grants/financings) included low-interest rate loans, forgivable loan arrangements, and reimbursement for certain expenses and leasehold improvements. In 2000, the Company financed its activities with grant monies received from the government of Quebec, borrowings against its line of credit, and the financing of $602,745 of asset purchases through capital leases. On January 30, 1998, the Company entered into a $2,000,000 revolving line of credit agreement which accrues interest at the prime rate or LIBOR rate plus 2-3/4% on outstanding borrowings (9% at December 31, 2000). The borrowing base includes, and is secured by, certain accounts receivable and furniture and equipment. The loan agreement also contains provisions requiring compliance with certain financial covenants including prohibiting the payment of cash dividends without the bank's consent. Effective April 30, 1999, the Company and its lending institution executed an "Amended and Restated Revolving Credit Loan Agreement" that amended certain loan covenants and other loan provisions. On August 21, 2000, the Company and its lending institution executed a Second Amendment to the revolving line of credit agreement. In addition to increasing the line of credit to $4,000,000, the Second Amendment amended certain loan covenants and other loan provisions. The loan expires on July 31, 2001. At December 31, 2000, the Company had outstanding borrowings of $2,501,617 under the revolving line of credit with an available credit line of $1,498,383

        The revolving line of credit agreement requires the Company to meet certain financial covenants, which are calculated based upon total debt levels, tangible net worth, debt service, capital expenditures, and working capital. The Company was in violation of one of their debt covenants at December 31, 2000. The lender subsequently waived this covenant violation on March 29, 2001. The Company's management believes the Company will be able to maintain compliance with its debt covenants through December 31,2001.

        The Company believes that funds available at December 31, 2000 together with funds that should be generated from future operations, amounts available under the renegotiated revolving line of credit arrangement, and funds obtained through equipment financing leases will be sufficient to finance its current and future business operations including working capital requirements, although there can be no guarantee that these funds will be available at terms acceptable to the Company, if at all. During the first Quarter of 2001, the Company was notified that one proposed lease would not meet terms acceptable to the Company. The Company is securing another acceptable source of lease financing.

        In connection with the opening of a new call center in Vaudreuil, Quebec, Canada in January 2001 the Company has entered into a seven-year building lease commitment totaling $236,000 Canadian per year. This lease is cancelable after five years. In addition, the Company has a commitment of approximately $1,000,000 for capital expenditures for computer equipment related to the opening of the Vaudreuil call center.

        OUTLOOK

        Certain of the statements contained in the Letter to Shareholders and repeated in this section are "forward-looking statements" within the meaning of the federal securities laws. The following forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements.

        Management believes that total marketing expenditures by US companies directed towards telemarketing will continue to grow and that the trend for these companies will be towards outsourcing their telemarketing programs to companies like ACI. In addition, the Company believes that Internet-based online customer service support is the next step in consumer contact and may be a growth opportunity in 2001. The Company anticipates that the demand for its traditional telemarketing services will continue to grow in 2001 along with growth resulting from the Company's expansion into the Internet customer service business. In order to meet this increased demand for traditional telemarketing services and Internet-based customer service, the Company has signed a lease to open a new 150-seat call center during January 2001 in Vaudreuil, Quebec, Canada. In addition, the Company may open one additional call center with 100 to 200 seats to meet the anticipated demand. The Company plans to equip these call centers with a new technology that will enable the Company to provide outbound, inbound and Internet-based consumer contact services from the same teleservices equipment. In 2001, the Company expects to spend approximately $2,000,000, on capital expenditures to equip the Vaudreuil call center and develop the Internet customer service business applications. The Company intends to finance the majority of its capital expenditure needs through equipment financing leases; however, there is no assurance that equipment financing leases will be available at terms acceptable to the Company.

        There is no assurance that the Company's marketing efforts will generate new business or that businesses will continue to outsource their telemarketing needs. As is common in the telemarketing industry, the Company's projects are often not subject to formal contracts and the agreements with its clients do not assure that ACI will generate a specific level of revenue, do not designate ACI as the client's exclusive service provider, and are terminable by the client on relatively short notice and without penalty. In addition, the amount of revenues ACI generates from a particular client generally is dependent upon their customers' interest in, and use of, the client's products or services. While the Company anticipates an increase in demand for its services in 2001, there is no assurance that the Company, due to the current low unemployment levels, will be able to hire and train sufficient telemarketing sales representatives to fully utilize the capacity to meet anticipated increased demands for the Company's services.

        NEW ACCOUNTING PRONOUNCEMENTS

        On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that they have no freestanding or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company's policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (SAB
101), which among other guidance, clarified the Staff's views on various revenue recognition and reporting matters. Changes in accounting policies to apply the guidance of SAB 101 were required to be adopted by recording the cumulative effect of the change on January 1, 2000. No such adjustment was required for the Company and the adoption of this pronouncement did not affect the operations of the Company in fiscal 2000.

        INFLATION

        Inflation has not had a material impact on operating results, and the Company does not expect it to have a significant impact in the future. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

        QUARTERLY RESULTS

        The telemarketing industry tends to be slower in the first and third quarters of the year because client marketing and customer service programs are typically slower in the postholiday and summer months. The Company has experienced and expects to continue to experience quarterly variations in revenues and operating income principally as a result of the timing of clients' telemarketing campaigns, the commencement of new contracts, changes in the Company's revenue mix, and the additional selling, general, and administrative expenses to acquire and support such new business.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following financial statements of the Company are included herein:

               Independent Auditors' Report
               Consolidated Balance Sheets - December 31, 2000 and 1999 Consolidated Statements of Operations - December 31, 2000, 1999,
                and 1998
               Consolidated Statements of Cash Flows - December 31, 2000, 1999,
                and 1998
               Consolidated Statements of Shareholders' Equity - December 31,
                2000, 1999, and 1998
               Notes to Consolidated Financial Statements - December 31, 2000,
                1999, and 1998

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of ACI Telecentrics, Inc.


We have audited the accompanying consolidated balance sheets of ACI Telecentrics, Inc. and subsidiary (the Company) as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flow for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP


Minneapolis, Minnesota
March 27, 2001

ACI TELECENTRICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                2000            1999
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                $    100,607    $    199,295
   Trade receivables, less allowance for doubtful accounts of $231,000
     and $140,000, respectively                                                6,496,246       5,413,351
   Income tax receivable (Note 9)                                                                 20,312
   Deferred income taxes (Note 9)                                                590,000         539,000
   Prepaid expenses                                                              248,547         206,841
   Grant receivable                                                            1,013,005
   Other current assets                                                          435,490           1,496
                                                                            ------------    ------------
           Total current assets                                                8,883,895       6,380,295

Property and equipment, net of accumulated depreciation (Note 2)               4,431,758       2,701,923

OTHER ASSETS:
   Goodwill, less accumulated amortization of $169,000 (Note 1)                                  881,783
   Deposits                                                                      747,305          57,434
                                                                            ------------    ------------
           Total other assets                                                    747,305         939,217
                                                                            ------------    ------------
                                                                            $ 14,062,958    $ 10,021,435
                                                                            ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving line of credit (Note 3)                                        $  2,501,617    $    850,000
   Trade accounts payable                                                      2,028,418         872,542
   Accrued compensation                                                          580,810         461,584
   Accrued expenses                                                               80,143         161,786
   Income taxes payable (Note 9)                                                 119,230
   Current portion capital lease obligations (Note 3)                            400,909         302,298
   Current portion of deferred grant revenue (Note 5)                            140,000         150,700
                                                                            ------------    ------------
           Total current liabilities                                           5,851,127       2,798,910

LONG-TERM LIABILITIES:
   Capital lease obligations, less current portion (Note 3)                      639,361         523,160
   Deferred grant revenue, less current portion (Note 5)                         140,000         280,000
   Deferred income taxes (Note 9)                                                560,000         323,000
                                                                            ------------    ------------
           Total long-term liabilities                                         1,339,361       1,126,160

COMMITMENTS AND CONTINGENCIES (Notes 4 and 8)

SHAREHOLDERS' EQUITY (Note 7):

   Common stock, no par value; 15,000,000 shares authorized;
     5,775,241 and 5,756,267 shares issued and outstanding, respectively       6,653,355       6,638,531
   Undesignated stock, no par value; 5,000,000 shares authorized;
     none issued and outstanding
   Retained earnings                                                             219,115        (542,166)
                                                                            ------------    ------------
           Total shareholders' equity                                          6,872,470       6,096,365
                                                                            ------------    ------------
                                                                            $ 14,062,958    $ 10,021,435
                                                                            ============    ============

See accompanying notes to consolidated financial statements.

ACI TELECENTRICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

                                                     2000             1999             1998
TELEMARKETING REVENUES                           $ 31,495,339     $ 22,943,014     $ 15,035,522

COST OF SERVICES                                   17,657,512       13,536,871        8,395,597

SELLING, GENERAL, AND
   ADMINISTRATIVE EXPENSES                         11,544,644        8,486,362        8,009,380

IMPAIRMENT COSTS (Note 1)                             846,745

RESTRUCTURING COSTS (Note 10)                                                            65,000
                                                 ------------     ------------     ------------
     Total costs                                   30,048,901       22,023,233       16,469,977
                                                 ------------     ------------     ------------

OPERATING INCOME (LOSS)                             1,446,438          919,781       (1,434,455)

OTHER INCOME (EXPENSE):
   Interest income                                     16,353           15,633           39,012
   Interest expense                                  (194,491)         (93,564)         (59,276)
   Other, net                                         (10,019)          (5,721)          (1,252)
                                                 ------------     ------------     ------------
     Total other income (expense)                    (188,157)         (83,652)         (21,516)
                                                 ------------     ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES                   1,258,281          836,129       (1,455,971)

INCOME TAX EXPENSE (BENEFIT)                          497,000          309,000         (550,210)
                                                 ------------     ------------     ------------

NET INCOME (LOSS)                                $    761,281     $    527,129     $   (905,761)
                                                 ============     ============     ============


BASIC AND DILUTED NET INCOME (LOSS) PER SHARE    $        .13     $        .09     $       (.16)
                                                 ============     ============     ============

BASIC SHARES USED IN COMPUTING
   NET INCOME (LOSS) PER SHARE                      5,770,910        5,749,614        5,723,176
                                                 ============     ============     ============

DILUTED SHARES USED IN COMPUTING
   NET INCOME (LOSS) PER SHARE                      5,995,260        5,765,264        5,723,176
                                                 ============     ============     ============

See accompanying notes to consolidated financial statements.

ACI TELECENTRICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

                                                                         2000             1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                  $    761,281    $    527,129     $   (905,761)
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation and amortization                                       1,320,660       1,098,935          940,911
     Provision for losses on accounts receivable                           200,000                          (54,964)
     Amortization of deferred grant revenue                               (150,700)       (233,901)        (181,400)
     Deferred income taxes                                                 186,000         286,000         (575,210)
     Noncash impairment cost                                               846,745
     Restructuring costs                                                                                     65,000
     Equity based compensation                                                              10,300
     (Gain) loss on disposal of assets                                         (69)          5,721           36,513
     Changes in operating assets and liabilities:
       Trade receivables                                                (1,282,895)     (3,956,920)         967,856
       Prepaid expenses                                                    (41,706)        (14,831)        (104,408)
       Grant receivable                                                 (1,013,005)
       Other current assets                                               (433,994)         49,278           11,630
       Accounts payable, accrued compensation
         and accrued expenses                                            1,193,459         808,556         (714,368)
       Income taxes                                                        139,542         (36,025)         602,211
                                                                      ------------    ------------     ------------
            Net cash provided by (used in) operating activities          1,725,318      (1,455,758)          88,010

CASH FLOWS UTILIZED IN INVESTING ACTIVITIES:
   Purchases of property and equipment                                  (2,412,643)       (307,303)        (355,264)
   Decrease in other assets                                                                 17,865           22,433
   Proceeds from restricted investments                                                                     493,345
   Proceeds from sale of assets                                                             40,000
   Increase in deposits                                                   (689,871)        (11,623)
                                                                      ------------    ------------     ------------
            Net cash (used in) provided by investing activities         (3,102,514)       (261,061)         160,514

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                               14,824           8,086           27,299
   Proceeds from revolving line of credit                               19,015,556       3,800,000        2,100,000
   Payments on revolving line of credit                                (17,363,939)     (2,950,000)      (2,100,000)
   Proceeds from deferred grants                                                                            450,000
   Repayments on long-term debt and capital leases                        (387,933)       (242,653)        (165,136)
   Proceeds from sale and leaseback of equipment                                                             80,952
                                                                      ------------    ------------     ------------
            Net cash provided by financing activities                    1,278,508         615,433          393,115
                                                                      ------------    ------------     ------------

NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                                                       (98,688)     (1,101,386)         641,639

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             199,295       1,300,681          659,042
                                                                      ------------    ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                              $    100,607    $    199,295     $  1,300,681
                                                                      ============    ============     ============

See accompanying notes to consolidated financial statements.

ACI TELECENTRICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                    COMMON STOCK
                                            ---------------------------       RETAINED
                                               SHARES          AMOUNT         EARNINGS          TOTAL
BALANCES AT DECEMBER 31, 1997                 5,708,583     $ 6,592,846     $  (163,534)    $ 6,429,312

   Issuance of common stock under the
     Employee Stock Purchase Plan                22,888          27,299                          27,299
   Net loss                                                                    (905,761)       (905,761)
                                            -----------     -----------     -----------     -----------

BALANCES AT DECEMBER 31, 1998                 5,731,471       6,620,145      (1,069,295)      5,550,850

   Proceeds from stock options exercised          1,000             500                             500
   Equity based compensation                                     10,300                          10,300
   Issuance of common stock under the
     Employee Stock Purchase Plan                23,796           7,586                           7,586
   Net income                                                                   527,129         527,129
                                            -----------     -----------     -----------     -----------

BALANCES AT DECEMBER 31, 1999                 5,756,267       6,638,531        (542,166)      6,096,365

   Proceeds from stock options exercised          1,000             500                             500
   Issuance of common stock under the
     Employee Stock Purchase Plan                17,974          14,324                          14,324
   Net income                                                                   761,281         761,281
                                            -----------     -----------     -----------     -----------

BALANCES AT DECEMBER 31, 2000                 5,775,241     $ 6,653,355     $   219,115     $ 6,872,470
                                            ===========     ===========     ===========     ===========

See accompanying notes to consolidated financial statements.

ACI TELECENTRICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

1.      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION AND NATURE OF BUSINESS - ACI Telecentrics, Incorporated
        (ACI) provides telephone-based sales and marketing services primarily to the telecommunications, publishing, utilities, and financial services industries. ACI was established in 1987 in Minneapolis, Minnesota. Since that time, the Company has opened additional call center locations in Twin Valley, Minnesota; Valley City and Devils Lake, North Dakota; Redfield and Pierre, South Dakota; Chadron, Valentine, and Ogallala, Nebraska; Redding, California; and Sherbrooke, Quebec. Prior to June 1996, all of the call centers were operated as affiliated corporations through common ownership. Effective June 28, 1996, Automated Communications Incorporated and its affiliated companies were merged to form ACI Telecentrics, Incorporated. These financial statements include the results of operations of all companies for all periods presented. On August 1, 1997, the Company acquired all of the outstanding common stock of Encyclopaedia Britannica Communications Corporation (EBCC), which had call centers in Lombard, Illinois and Merrillville, Indiana. As described in Note 11, the Lombard, Illinois operations have subsequently been closed. The acquisition was accounted for as a purchase.

        PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ACI Telecentrics of Illinois, Inc. (formerly EBCC) and Corporation ACI Telecentrics Du Quebec, Inc., after elimination of intercompany transactions. The wholly owned subsidiary ACI Telecentrics of Illinois, Inc. was dissolved on December 31, 1998 and operations assumed by ACI. Effective April 7, 2000, the Company established the wholly owned subsidiary Corporation ACI Telecentrics Du Quebec, Inc. Consolidated operations are included for 2000, 1999, and 1998.

        REVENUE RECOGNITION - Revenues from telemarketing services recognized as services are provided, primarily based on hours incurred. Performance based revenues are recognized when sales are verified.

        USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        CASH EQUIVALENTS - Short-term investments, generally with a maturity of three months or less from the date of purchase, are classified as cash equivalents.

        GOODWILL - Goodwill represents the difference between the purchase price of an acquired business and the fair value of its net assets when accounted for by the purchase method. Goodwill was amortized on a straight-line basis over 15 years. An impairment loss of $846,745 was recognized during 2000 related to goodwill recorded from its EBCC acquisition of August 1, 1997. The Company concluded an impairment charge was required based on projections of future cash flows to which the goodwill relates.

        PROPERTY AND EQUIPMENT - Property and equipment are carried at cost. Depreciation is based on the straight-line method over estimated useful lives of the assets ranging from three to ten years.

        IMPAIRMENT OF LONG-LIVED ASSETS - The Company periodically reviews its intangibles and property and equipment to determine potential impairment by comparing the carrying value of the assets with estimated future cash flows expected to result from the use of assets. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. See discussion of 2000 impairment in the previous goodwill paragraph.

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

        SEGMENT INFORMATION - In 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for reporting operating segment information based upon how the Company manages its operations. The Company manages its business as one operating segment.

        COMPREHENSIVE INCOME - In 1998, the Company also adopted Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for the reporting of comprehensive income and its components. Comprehensive income is defined as the change in equity during the period of a business enterprise resulting from transactions and other events and circumstances from non-owner sources. Implementation of SFAS 130 did not have an effect on the Company's financial statements because comprehensive income (loss) is the same as the Company's net income (loss).

        NEW ACCOUNTING PRONOUNCEMENTS - On January 1, 2001, the Company adopted SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that they have no freestanding or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company's policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (SAB 101), which among other guidance, clarified the Staff's views on various revenue recognition and reporting matters. Changes in accounting policies to apply the guidance of SAB 101 were required to be adopted by recording the cumulative effect of the change on January 1, 2000. No such adjustment was required for the Company and the adoption of this pronouncement did not effect the operations of the Company in fiscal 2000.

2.      PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

                                                            2000         1999

        Furniture                                        $1,554,295   $1,161,088
        Equipment                                         6,344,883    4,469,976
        Leasehold Improvements                              152,772      109,313
                                                         ----------   ----------
                                                          8,051,951    5,740,377
        Less accumulated depreciation and amortization    3,620,193    3,038,454
                                                         ----------   ----------
        Net property and equipment                       $4,431,758   $2,701,923
                                                         ==========   ==========

        CAPITALIZED LEASES - For the years ended December 31, 2000 and 1999, the Company had equipment under capitalized leases totaling $1,764,847 and $1,162,102, respectively. Related accumulated depreciation of the equipment under capitalized leases totaled $587,946 and $302,429 at December 31, 2000 and 1999, respectively. Amortization of equipment under capital leases is included in depreciation expense.

        CAPITALIZED SOFTWARE - The Company capitalizes certain costs related to purchased and developed computer software for internal use. For the years ended December 31, 2000 and 1999, the Company had capitalized software of $259,311 and $0, respectively. Related accumulated depreciation of the software totaled $86,437 and $0, respectively. Amortization is provided on a straight-line basis over estimated useful lives of three years and is included in depreciation expense.

3.      CAPITAL LEASE OBLIGATIONS AND REVOLVING LINE OF CREDIT

        Capitalized lease obligations consists of the following at December 31:

                                                   2000              1999

        Capitalized leases                     $   1,040,270    $      825,458
        Less current portion                         400,909           302,298
                                               -------------    --------------
        Capitalized lease obligations          $     639,361    $      523,160
                                               =============    ==============

        Maturities of capitalized lease obligations are as follows:

                                                              Capitalized
                                                                 Lease
        Year ending December 31:                              Obligations

        2001                                                $     478,824
        2002                                                      410,932
        2003                                                      181,958
        2004                                                       86,618
        2005                                                       14,876
                                                            -------------
        Total                                                   1,173,209
        Less amounts representing interest                        132,939
                                                            -------------
        Present value of net minimum lease payments         $   1,040,270
                                                            =============

        On January 30, 1998, the Company entered into a $2,000,000 revolving line of credit agreement, which accrues interest at the prime rate or LIBOR rate plus 2 3/4% on outstanding borrowings (9% at December 31, 2000). The borrowing base includes, and is secured by, certain accounts receivable and furniture and equipment. The loan agreement also contains provisions requiring compliance with certain financial covenants including prohibiting the payment of cash dividends without the bank's consent. Effective April 30, 1999, the Company and its lending institution executed an "Amended and Restated Revolving Credit Loan Agreement" that amended certain loan covenants and other loan provisions. On August 21, 2000, the Company and its lending institution executed a Second Amendment to the revolving line of credit agreement. In addition to increasing the line of credit to $4,000,000, the Second Amendment amended certain loan covenants and other loan provisions. The loan expires on July 31, 2001. At December 31, 2000, the Company had outstanding borrowings of $2,501,617 under the revolving line of credit with an available credit line of $1,498,383.

        The revolving line of credit agreement requires the Company to meet certain financial covenants, which are calculated based upon total debt levels, tangible net worth, debt service, capital expenditures, and working capital. The Company was in violation of one of their debt covenants at December 31, 2000. The lender subsequently waived this covenant violation on March 29, 2001. The Company's management believes the Company will be able to maintain compliance with its debt covenants through December 31,2001.

4.      LEASES

        The Company has various operating leases for its corporate office and 11 call centers. The Company also leases, under capital lease arrangements, certain computer equipment and office fixtures utilized in its corporate office and call centers. Several of the operating leases contain renewal provisions.

        At December 31, 2000, future minimum lease payments under operating and capital leases that have initial noncancelable lease terms in excess of one year, not including shared operating costs, are as follows:

                                                            Operating
        Year ending December 31:                             Leases

        2001                                             $      825,038
        2002                                                    641,991
        2003                                                    583,761
        2004                                                    549,719
        2005                                                    448,316
        Thereafter                                              389,807
                                                         --------------
                                                         $    3,438,632
                                                         ==============

        Rent expense incurred on all operating leases was approximately $831,691, $571,000, and $541,000 for the years ended December 31, 2000,
        1999, and 1998, respectively.

5.      GRANT AGREEMENTS

        One of the Company's strategies is to locate its call centers in small, rural communities in the Midwest. These communities often provide advantageous economic incentives for locating facilities in these areas. These incentives include grants, low interest loans, favorable facility leases, funds for employee training, and equipment subsidies.

        During April 2000, the Company entered into a financial contribution agreement (the Agreement) with the Government of Quebec, Canada. Under the Agreement the Company agreed to open a call center in Sherbrooke, Quebec, Canada for certain financial incentives. These incentives are based upon providing employment for minimum salary levels for two years and are awarded per job created. The Company must maintain a minimum of 50 on-going jobs but can create up to 600 for which it will receive financial contribution. If there is a decrease in cumulative jobs created, future reimbursement is limited until the Company exceeds previously reimbursed employment levels. During 2000, the Company recorded $1,378,564 in total assistance from the Government of Quebec (363 jobs), of which $1,013,005 was receivable at December 31, 2000. The grant was recorded in the income statement as follows:

        Reduction of:
          Cost of services                                  $    1,151,729
          Selling, general, and administrative services            226,835
                                                            --------------
                                                            $    1,378,564
                                                            ==============

        Payment for jobs created after September 30, 2000 is due within nine months after the end of each subsequent quarter except in the last six months of the Agreement which are paid within eighteen months.

        A refund of the grant is due back if the Company does not create and maintain the minimum of 50 jobs by March 14, 2002. The Company does not believe that any of the grant assistance recorded in 2000 will be refundable as 363 jobs were created by December 31, 2000 and does not have intention of closing this center or reducing its work force below the present level.

        During 1997, the Company executed three Memoranda of Understandings with the Nebraska Department of Economic Development and three Nebraska communities. Under the agreements, the Company agreed to open call centers in the three communities (Chadron, Valentine, and Ogallala) in 1997 and 1998. The aggregate amount of the grants received from the three communities and state was $700,000. All grants are forgivable over a five-year period from the date of the grant. Grant amounts received are as follows: Valentine $200,000, Ogallala $200,000, and Chadron $300,000 of which the Company received $200,000 cash ($150,000 in 1997 and $50,000 in 1998) and received a 8 1/2%, two-year $100,000 note receivable that requires the City of Chadron to make monthly principal and interest payments.

        In April 1996, the Company opened a call center in Devils Lake, North Dakota. The Company received assistance from Devils Lake Community Development Corporation, including $25,000 for reimbursement of start-up costs, $150,000 in equipment leases, which will be forgiven over five years, $150,000 in leasehold improvements, and a 6%, $50,000 loan.

        In September 1996, the Company opened a call center in Redfield, South Dakota. The Company received a $500,000 assistance grant from the Redfield Industrial Development Corporation, including $200,000 of leasehold improvements and $300,000 for equipment.

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

        Reimbursement of start-up costs for the Valley City and Devils Lake call centers was offset against the corresponding expense. Payments received by the Valley City, Devils Lake call centers for leasehold improvements and by the Redfield call center for equipment reduced the values of the recorded assets. The Devils Lake and Valley City equipment leases and the $700,000 Nebraska grants are recorded as deferred liabilities in the consolidated balance sheets, and are being amortized as a reduction of administrative expenses when amounts are forgiven. Amortization of deferred grant liabilities was approximately $150,700, $233,900, and $181,000 for the years ended December 31, 2000, 1999, and 1998, respectively. Included for 1999 is $60,000 associated with the City of Devils Lake waiving the remaining balance on a deferred grant liability.

        The schedule of future grant forgiveness amounts is as follows:

        2001                                              $   140,000
        2002                                                  120,000
        2003                                                   20,000
                                                          -----------
                                                          $   280,000
                                                          ===========

        In most cases, the Company is obligated to continue operating the call center for a period of five years from when the call center was opened.

6.      SIGNIFICANT CUSTOMERS AND CREDIT CONCENTRATIONS

        Revenues and year-end accounts receivable from major customers were as follows as of and for the years ended December 31:

                               2000                  1999                  1998
                       -------------------   -------------------   -------------------
                       Revenue  Receivable   Revenue  Receivable   Revenue  Receivable
        Customer A       21%       20%         21%           33%      0%        1%
        Customer B       13         8          16            11      19         0
        Customer C       13        14          22            33       2         0
        Customer D        9         2           6             1      15        21
        Customer E        6        11           0             0       0         0
        Customer F        5         6           4             8       5         2

        The Company does not require collateral to support customer receivables. Historically, the Company has not experienced write-offs related to these major customers.

7.      SHAREHOLDERS' EQUITY

        DIVIDENDS - No dividends were paid in 2000, 1999, or 1998. The Company's bank line of credit prohibits the payment of cash dividends without the bank's consent.

        EMPLOYEE STOCK PURCHASE PLAN - Effective June 30, 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the Stock Purchase Plan), which allows participants to purchase common stock at 85% of the common stock's fair market value at the commencement or termination of two six-month phases each year. Employees must have six months of service to be eligible to participate in the Stock Purchase Plan. The Board of Directors has reserved 100,000 shares of common stock for issuance under the Stock Purchase Plan. The Company issued 17,974, 23,796, and 22,888 shares under the plan in 2000, 1999 and 1998, respectively.

        STOCK OPTIONS - Effective June 30, 1996, the Company adopted the 1996 Stock Option Plan (the Stock Option Plan), which authorized the grant of up to 280,000 shares of the Company's common stock in the form of incentive stock options and nonqualified stock options to employees and investors. On April 30, 1997, the shareholders approved an increase to 430,000 shares available for grant under the Stock Option Plan. On May 26, 2000, the shareholders approved an increase to 1,000,000 shares available for grant under the Stock Option Plan. The Stock Option Plan requires that the exercise price of all options granted be the fair market value of the Company's common stock on the date of grant.

        The following table summarizes stock option activity:

                                                 Shares Under Weighted Average
                                                    Option     Price per Share

        Balance December 31, 1997                   279,875       $   4.74

        Granted in 1998                             332,500           1.53
        Canceled in 1998                           (338,125)          4.26
                                                   --------       --------
        Balance at December 31, 1998                274,250           1.45
                                                   --------       --------

        Granted in 1999                              55,250           0.89
        Exercised in 1999                            (1,000)          0.50
        Canceled in 1999                            (36,000)          1.47
                                                   --------       --------
        Balance at December 31, 1999                292,500           1.34
                                                   --------       --------

        Granted in 2000                             515,000           1.07
        Exercised in 2000                            (1,000)           .50
        Canceled in 2000                             (6,000)           .67
                                                   --------       --------
        Balance at December 31, 2000                800,500       $   1.17
                                                   ========       ========

        Shares exercisable at December 31, 1998      12,500       $   0.31
                                                   ========       ========

        Shares exercisable at December 31, 1999     231,250       $   1.33
                                                   ========       ========

        Shares exercisable at December 31, 2000     541,834       $   1.21
                                                   ========       ========

        On May 12, 1998, the Company's Board of Directors approved the repricing of all outstanding incentive and nonqualified stock options, totaling 300,000 shares, to the then current fair market value of $1.50.

        The following table summarizes information about stock options outstanding at December 31, 2000:

          Range of        Number           Weighted        Weighted Average       Number            Weighted
          Exercise       of Shares          Average            Remaining         of Shares           Average
           Prices       Outstanding     Exercise Price     Contractual Life     Exercisable      Exercise Price
        $0.00 - 0.50         22,250         $ 0.395              4.0                 22,250         $ 0.395
        $0.51 - 0.81          2,500           0.810              8.9                  2,500           0.810
        $0.82 - 0.88         95,000           0.880              9.8                 28,334           0.880
        $0.89 - 1.00          7,500           1.000              8.2                  7,500           1.000
        $1.01 - 1.06        227,500           1.060              8.9                157,500           1.060
        $1.07 - 1.17        220,000           1.170              4.5                120,000           1.160
        $1.18 - 1.50        225,750           1.500              7.4                203,750           1.500
                            -------         -------          -------                -------         -------
                            800,500         $  1.17              7.2                541,834         $  1.21

        In 1996, the Company adopted Statement of Financial Accounting Standards
        (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company has elected to continue following the accounting guidance of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for options issued under the Stock Option Plan because the exercise price of all options granted was at least equal to the fair value of the common stock on the date of grant. Had compensation cost for the stock options been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, the Company's 2000, 1999, and 1998 pro forma net (loss) income and per share amounts would have been as indicated below:

                                                                       2000             1999             1998
        Net income (loss) applicable
          to common stock, as reported                             $     761,281    $    527,129    $      (905,761)
                                                                   =============    ============    ===============

          Net income (loss) applicable to common
          stock, pro forma                                         $     581,531    $    350,744    $    (1,025,974)
                                                                   =============    ============    ===============

        Basic and diluted earnings (loss)
          per share, as reported                                   $         .13    $        .09    $         (.16)
                                                                   =============    ============    ==============

        Basic and diluted earnings (loss) per share,
          pro forma                                                $         .10    $        .06    $         (.18)
                                                                   =============    ============    ==============

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions and results:

                                                                         2000              1999             1998
        Dividend yield                                                        0%               0%                0%
        Expected volatility                                                 109%             112%              102%
        Risk free interest rate                                            6.05%             5.5%              4.7%
        Expected life of options                                       7.2 Years        8.1 Years         9.1 Years
        Fair value of options on grant dates                              $ 1.01         $   1.34            $ 1.30

        During 1999 the Company issued options for 5,000 shares of common stock at a price of $1.00 per share and an additional option for 5,000 shares of common stock at a price of $1.06 per share in connection with services performed. The options expire in 2001 and are immediately exercisable. Expense of $10,300 was recorded in 1999.

        STOCK WARRANTS - On October 21, 1996, warrants to purchase 140,000 shares of Common Stock (the Underwriter's Warrants) were issued in connection with the initial public offering. The Underwriter's Warrants may be exercised in whole or in part through October 20, 2001, at an exercise price of $6.00 per share. No warrants have been exercised to date.

8.      COMMITMENTS AND CONTINGENCIES

        EMPLOYMENT AGREEMENTS - Each of the two majority shareholders has entered into an employment agreement dated June 30, 1996, with the Company providing for a minimum annual base salary of $175,000. These agreements have an initial term of three years with automatic one-year extensions, unless terminated in writing. The agreements require the Company to pay premiums for life insurance intended to fund the buy/sell agreements to which the two majority shareholders are parties, as described below. If employment is terminated by either party the two majority shareholders will receive 12 months' salary and health benefits. These agreements require each of the two majority shareholders to vote his shares for election of the other to serve on the Company's Board of Directors. Each of these agreements include confidentiality protections and prohibits each of the two majority shareholders from competing with the Company for a period equal to the period during which the Company is obligated to make severance payments.

        NEW CALL CENTER - In connection with the opening of a new call center in Vaudreuil, Quebec, Canada in January 2001, the Company has entered into a seven-year building lease commitment totaling $236,000 Canadian per year. This lease is cancelable after five years. In addition, the Company has a commitment of approximately $1,000,000 for capital expenditures for computer equipment related to the opening of the Vaudreuil call center.

        BUY/SELL AGREEMENTS - Each of the two majority shareholders has entered into a Buy/Sell Agreement (the Agreement) with the Company and each other. Under this agreement, the Company may have the option to purchase shares from the two shareholders.

9.      INCOME TAXES

        The provision (benefit) for income taxes for the years ended December 31 consists of the following:

                                                                         2000             1999            1998
        Current:
          Federal                                                     $    285,000    $     10,000
          State                                                             26,000          13,000     $     25,000
                                                                      ------------    ------------     ------------
                                                                           311,000          23,000           25,000
        Deferred                                                           186,000         286,000         (575,210)
                                                                      ------------    ------------     ------------
        Total income tax expense (benefit)                            $    497,000    $    309,000     $   (550,210)
                                                                      ============    ============     ============

        Differences between the provisions for income taxes at the federal statutory rate and the recorded provision are summarized as follows:

                                                     2000      1999       1998

        Income tax expense (benefit) at federal
          statutory rate                             34.0%     34.0%    (34.0)%
        State income tax (benefit), net of
          federal benefit (cost)                      4.0       2.9      (4.5)

        Other                                         1.5       0.1       0.7
                                                     -----    -----      -----
        Effective income tax expense (benefit)       39.5%     37.0%    (37.8)%
                                                     =====    =====      =====

        Net deferred tax assets (liabilities) at December 31, 2000 and 1999 are comprised of the following:

                                                           2000         1999
        Current deferred tax assets (liabilities):

          Allowance for doubtful accounts               $  88,000    $  52,000
          Contributions carryover
          Benefit of NOL carryforwards and credits        510,000      508,000
          Other, net                                       (8,000)     (21,000)
                                                        ---------    ---------
        Income tax expense (benefit)                      590,000      539,000

        Noncurrent deferred tax assets (liabilities):

          Excess of tax over book depreciation           (150,000)    (323,000)
          Canadian basis difference                      (410,000)
                                                        ----------   ---------
          Total income tax expense (benefit)             (560,000)    (323,000)
                                                        ---------    ---------
        Total deferred tax assets (liabilities)         $  30,000    $ 216,000
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

        As of December 31, 2000, the Company had a net operating loss carryforward of approximately $835,000. The net operating loss carryforwards will expire beginning in 2012. In addition, at December 31, 2000, the Company had tax credits of approximately $262,000, which will expire beginning in 2017.

10.     RESTRUCTURING COSTS

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

        The major components of the restructuring charges are as follows:

        Occupancy costs                                        $   178,700
        Write down of furniture and equipment                      128,200
        Severance and related costs                                 41,700
        Other                                                       39,963
                                                               -----------
                                                               $   388,563
                                                               ===========

        In June 1998, the Company recorded an additional restructuring charge of $65,000, all of which has been paid at December 31, 1998, to cover various expenses associated with the closing of its Lombard inbound call center operations.

        The major components of the restructuring charges are as follows:

        Write down of furniture and equipment                   $    40,000
        Other                                                        25,000
                                                                -----------
                                                                $    65,000
                                                                ===========

11.     RETIREMENT PLAN

        Effective January 1, 1998, the Company established a 401(k) pension plan covering substantially all of its employees who are at least 21 years of age, have completed at least six months continuous employment and work more than 1,000 hours per year. Participants may elect to defer from 1% to 15% of their salary and are 100% vested in their own contributions. The plan allows for the Company to make discretionary matched contributions. These contributions, if any, vest to the employee at the rate of 20% per year of employment so that the employee would be fully vested in the Company's discretionary contribution upon attaining five years of employment of greater than 1000 hours per year. The Company's discretionary contributions to the plan are determined annually by the Board of Directors. Total discretionary contributions contributed by the Company were $15,318 and $8,534, respectively, for the years ended December 31, 2000 and 1999.

12.    EARNINGS (LOSS) PER SHARE (SFAS 128)

        Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share are computed after giving effect to the exercise of all dilutive outstanding options and warrants. Both basic and diluted earnings per share for 2000 and 1999 were the same, because the exercise price of substantially all options and warrants was in excess of the weighted average market price during the year. Basic and diluted earnings per share for 1998 were the same due to net losses; the impact of the potential common shares outstanding would have been antidilutive. For the reasons discussed above, options and warrants of 140,000, 401,750, and 414,250 were excluded from the calculation of diluted shares outstanding in 2000, 1999, and 1998, respectively. The following table reconciles the denominators used in computing basic and diluted earnings per share:

                                                            2000         1999        1998
        Weighted average common shares outstanding        5,770,910    5,749,614   5,723,176
        Effect of dilutive stock options and warrants       224,350       15,650
                                                          ---------    ---------   ---------
                                                          5,995,260    5,765,264   5,723,176
                                                          =========    =========   =========

13.     SUPPLEMENTAL CASH FLOW INFORMATION

        The Company paid cash for interest and income taxes as follows:

                                                                   2000           1999            1998
        Interest                                               $   194,491    $    93,564     $    59,300

        Income taxes (refunds received)                            190,583         28,450        (575,301)

        Noncash investing and financing activities included:
         Equipment acquired through capital leases                 602,745        644,821         372,774

         Deferred grants receivable                                                               100,000

14.     SUBSEQUENT EVENT

        During the first quarter of 2001, the Company had one call center closed for approximately one week due to a business interruption. An insurance claim, estimated to be approximately $225,000, was filed with the Company's insurance carrier.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The Company has not changed its independent auditors nor has the Company had any disagreements with its independent auditors on matters of accounting or financial disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The information required by Item 9 regarding the Company's executive officers is set forth in Part I of this report.

        The information required by Item 9 concerning the directors of the Company is incorporated by reference from the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders under the caption "Election of Directors." The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.

        The information required by Item 9 relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance." The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.

ITEM 10. EXECUTIVE COMPENSATION

        The information required by Item 10 is incorporated herein by reference to the section labeled "Executive Compensation," which appears in the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders. The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 11 is incorporated herein by reference to the section labeled "Principal Shareholders and Management Shareholdings," which appears in the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders. The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 12 is incorporated by reference to the section labeled "Certain Transactions," which appears in the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders. The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits are numbered in accordance with Item 601 of Regulation S-B. See "Exhibit Index" immediately following the signature page of this Form 10-KSB.

(b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the fourth quarter of the year ended December 31, 2000.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ACI TELECENTRICS, INC.

Dated:  April 9, 2001                   By: /s/ RICK N. DIAMOND
                                            ------------------------------------
                                        Rick N. Diamond, Chief Executive Officer

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

          Signature and Title                                          Date

/s/ RICK N. DIAMOND                                                April 9, 2001
---------------------------------------------------
Rick N. Diamond, Chief Executive Officer
and Director (principal executive officer)

/s/ GARY B. COHEN                                                  April 9, 2001
---------------------------------------------------
Gary B. Cohen, President and Director

/s/ WILLIAM NOLTE                                                  April 9, 2001
--------------------------------------------------
William Nolte, Executive Vice President of Finance
(principal financial and accounting officer)

/s/ DOUGLAS W. FRANCHOT                                            April 9, 2001
---------------------------------------------------
Douglas W. Franchot, Director

/s/ PHILLIP T. LEVIN                                               April 9, 2001
---------------------------------------------------
Phillip T. Levin, Director

/s/ SEYMOUR LEVY                                                   April 9, 2001
---------------------------------------------------
Seymour Levy, Director

/s/ THOMAS F. MADISON                                              April 9, 2001
---------------------------------------------------
Thomas F. Madison, Director

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

4.2     Articles of Incorporation (filed as Exhibit 3.1)

4.3     Bylaws (filed as Exhibit 3.2)

10.1 1996 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form SB-2, SEC File No. 333-05370)**

10.2    1996 Employee Stock Purchase Plan (Incorporated by reference to Exhibit
        10.2 to Registration Statement on Form SB-2, SEC File No. 333-05370)**

10.3 Employment Agreement with Rick N. Diamond, dated June 30, 1996 (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form SB-2, SEC File No. 333-05370)**

10.4 Employment Agreement with Gary B. Cohen, dated June 30, 1996 (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2, SEC File No. 333-05370)**

10.5 Buy/Sell Agreement by and among Automated Communications, Incorporated, Rick N. Diamond and Gary B. Cohen, dated June 30, 1996 (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2, SEC File No. 333-05370)**

10.6 Installment Note by Twin Valley Communications, Incorporated in favor of Northwest Minnesota Initiative Fund, dated June 15, 1994 (including documents related thereto) (Incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.7 Promissory Note by Twin Valley Communications, Incorporated in favor of City of Twin Valley, dated June 15, 1994 (including documents related thereto) (Incorporated by reference to Exhibit 10.8 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.8 Note by Automated Communications, Incorporated in favor of Twin Valley State Bank, dated September 13, 1993 (including documents related thereto) (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.9 Loan Commitment Agreement by and between Twin Valley Communications, Incorporated and Northwest Regional Development Commission, dated June 15, 1994 (including documents related thereto) (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.10 Lease Agreement by and between ACKY-3100 Lake Limited Partnership and Automated Communications, Incorporated, dated June 13, 1995 (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form SB-2, SEC File No. 333-05370)

EXHIBIT
NUMBER                      DESCRIPTION

10.11 Sublease by and between Valley City-Barnes County Development Corporation and Valley City Communications, Incorporated, dated April 24, 1995 (Incorporated by reference to Exhibit 10.13 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.12 Sublease by and between Forward Devils Lake Corporation and Devils Lake Communications, Incorporated, dated January 2, 1996 (Incorporated by reference to Exhibit 10.14 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.13 Lease by and between Twin Valley-Ulen Telephone Company, Inc. and Twin Valley Communications, Incorporated, dated September 1, 1993 (Incorporated by reference to Exhibit 10.15 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.14 Amended and Restated Equipment Lease (with Purchase Option) by and between Valley City-Barnes County Development Corporation and Valley City Communications, Incorporated, dated June 15, 1995 (Incorporated by reference to Exhibit 10.21 to Form 10-KSB for the year ended December 31, 1996)

10.15 Vehicle Lease Agreement by and between Lupient Leasing and Automated Communications, Incorporated, dated December 15, 1995 (Incorporated by reference to Exhibit 10.22 to Registration Statement on Form SB-2, SEC File No. 333-05370)**

10.16 Equipment Lease by and between Forward Devils Lake Corporation and Devils Lake Communications, Incorporated, dated May 1, 1996 (Incorporated by reference to Exhibit 10.24 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.17 Lease Agreement by and between Sanwa Leasing Corporation and Automated Communications, Incorporated, dated July 20, 1995 (Incorporated by reference to Exhibit 10.25 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.18 Agreement for telemarketing services with Cy DeCosse, Inc. (Incorporated by reference to Exhibit 10.27 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.19 Agreement for telemarketing services with CIDCO, Inc. (Incorporated by reference to Exhibit 10.28 to Registration Statement on Form SB-2, SEC File No. 333-05370)

10.20 Lease Agreement by and between Redfield Industrial Development Corporation and ACI Telecentrics, Incorporated, dated November 26, 1996 (Incorporated by reference to Exhibit 10.29 to Form 10-KSB for the year ended December 31, 1996)


10.21 Stock Purchase Agreement dated August 1, 1997, by and among ACI Telecentrics Incorporated and Encyclopaedia Britannica, Inc. (Incorporated by reference to Exhibit 2.1 to Form 8-K dated August 1, 1997, SEC File No. 000-21557)

10.22 Lease Agreement by and between Kay Barth and ACI Telecentrics, Incorporated dated April 13, 1997. (Incorporated by reference to Exhibit
        10.31 to Form 10-KSB for the year ended December 31, 1998)

10.23 Lease Agreement by and between C. H. Young, Trustee, and Mary M. Young, Trustee and ACI Telecentrics dated September 5, l997. (Incorporated by reference to Exhibit 10.32 to Form 10-KSB for the year ended December 31, 1998)

EXHIBIT
NUMBER                      DESCRIPTION

10.24 Lease Agreement by and between Wilkinson Development, Inc. and ACI Telecentrics, Incorporated dated September 9, 1997. (Incorporated by reference to Exhibit 10.33 to Form 10-KSB for the year ended December 31, 1998)

10.25 Memorandum of Understanding for Project #97-ED-008 between the Nebraska Department of Economic Development, the City of Chadron Nebraska, Dawes County Nebraska and ACI Telecentrics, Incorporated. (Incorporated by reference to Exhibit 10.34 to Form 10-KSB for the year ended December 31, 1998)

10.26 Memorandum of Understanding for Project # 97-ED-014 between Nebraska Department of Economic Development, the City of Ogallala Nebraska and ACI Telecentrics, Incorporated. (Incorporated by reference to Exhibit
        10.35 to Form 10-KSB for the year ended December 31, 1998)

10.27 Memorandum of Understanding for project # 97-ED-015 between Nebraska Department of Economic Development, the City of Valentine Nebraska and ACI Telecentrics, Incorporated. (Incorporated by reference to Exhibit
        10.36 to Form 10-KSB for the year ended December 31, 1998)

10.28 Lease Agreement by and between Pierre Economic Development Corporation and ACI Telecentrics, Incorporated originally dated May 5, 1997 and amended March 4, 1998. (Incorporated by reference to Exhibit 10.37 to Form 10-KSB for the year ended December 31, 1998)

10.29 $2 million revolving line of credit loan between National City Bank and ACI Telecentrics, Inc. (Incorporated by reference to Exhibit 10.38 to Form 10-QSB for the quarter ended March 31, 1998)

10.30 Amendment to Terminate Sublease between ACI Telecentrics, Inc. and Forward Devils Lake Corporation dated April 1, 1999. (Incorporated by reference to Exhibit 10.39 to Form 10-QSB for the quarter ended June 30,
        1999)

10.31 Amended and Restated Revolving Credit Loan Agreement between ACI Telecentrics, Inc. and National City Bank dated as of April 30, 1999. (Incorporated by reference to Exhibit 10.40 to Form 10-QSB for the quarter ended June 30, 1999)

10.32 Lease Agreement by and between Lease Finance Group, Inc. and ACI Telecentrics, Inc. dated October 19, 1999 (Incorporated by reference to
        Exhibit 10.32 to Form 10-KSB for the year ended December 31,1999)

10.33 Lease Agreement by and between DNS Investments, Inc. and ACI Telecentrics, Inc. dated August 3, 1999 (Incorporated by reference to
        Exhibit 10.33 to Form 10-KSB for the year ended December 31,1999)

10.34 Lease Agreement by and between Lease Finance Group, Inc. and ACI Telecentrics, Inc. dated March 20, 2000. (Incorporated by reference to
        Exhibit 10.34 to Form 10-QSB for the quarter ended March 31, 2000)

10.35 Lease Agreement by and between Investissements Rene St-Pierre Ltee and ACI Telecentrics, Inc. dated April 13, 2000. (Incorporated by reference to Exhibit 10.35 to Form 10-QSB for the quarter ended June 30, 2000)

EXHIBIT
NUMBER                      DESCRIPTION

10.36 Financial Contribution Agreement by and between Investissement Quebec and ACI Telecentrics, Inc. dated April 20, 2000. (Incorporated by reference to Exhibit 10.36 to Form 10-QSB for the quarter ended June 30,
        2000)

10.37 Lease Agreement by and between Lease Finance Group, Inc. and ACI Telecentrics, Inc. dated May 15, 2000. (Incorporated by reference to
        Exhibit 10.1 to Form 10-QSB for the quarter ended September 30, 2000)

10.38 Second Amendment to Amended and Restated Revolving Credit Loan Agreement by and between ACI Telecentrics, Inc. and National City Bank of Minneapolis dated August 21, 2000. (Incorporated by reference to Exhibit
        10.2 to Form 10-QSB for the quarter ended September 30, 2000)

10.39* Lease Agreement by and between CIT Financial LTD. and ACI Telecentrics, Inc. dated December 13, 2000

10.40* Lease Agreement by and between 9G's+, Inc. and ACI Telecentrics, Inc. dated November 23, 2000

10.41* Financial Contribution Agreement by and between Investissement Quebec and ACI Telecentrics, Inc. dated December 18, 2000

21      Subsidiaries: Corporation ACI Telecentrics Du Quebec, Inc.

23*     Consent of Deloitte & Touche LLP, independent public accountants

24*     Power of Attorney (included on signature page of this Report)

---------------------

*       Filed herewith
** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to the Form 10-KSB