Form 10QSB
period 2001-03-31
ACI TELECENTRICS INC
filed 2001-05-14
CIK 1020998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-QSB

 (Mark One)

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

         The Company had 5,781,485 shares of common stock, no par value per share, outstanding as of May 4, 2001.

         Transitional Small Business Disclosure Format (Check One):
                             YES [ ]     NO [X]

                         ACI TELECENTRICS, INCORPORATED
                                   FORM 10-QSB

                                TABLE OF CONTENTS



                                                                          PAGE #
                                                                          ------

PART I                FINANCIAL INFORMATION


Item 1                Consolidated Financial Statements (unaudited)
                        Balance Sheets                                      3
                        Statements of Operations                            4
                        Statements of Cash Flows                            5
                        Notes to Financial Statements                       6

Item 2                Management's Discussion and Analysis of
                        Financial Condition and Results of Operations      10



PART II               OTHER INFORMATION

Item 6                Exhibits and Reports on Form 8-K                     14


Signature Page                                                             15

Index to Exhibits                                                          16

PART 1   FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS

                         ACI TELECENTRICS, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                              March 31,       December 31,
                                                                2001             2000
                                                             -----------      -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                 $    27,063      $   100,607
   Trade receivables, less allowance for doubtful
        accounts of $217,000 and $231,000, respectively        5,581,937        6,496,246
   Deferred income taxes                                         590,000          590,000
   Prepaid expenses                                              296,057          248,547
   Grant receivable                                            2,400,743        1,013,005
   Other current assets                                          318,621          435,490
                                                             -----------      -----------
              Total current assets                             9,214,421        8,883,895

Property and equipment, net of accumulated depreciation        5,015,671        4,431,758

OTHER ASSETS:
   Deposits                                                    1,816,651          747,305
                                                             -----------      -----------
              Total other assets                               1,816,651          747,305
                                                             -----------      -----------
TOTAL ASSETS                                                 $16,046,743      $14,062,958
                                                             ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving line of credit                                  $ 2,692,523      $ 2,501,617
   Trade accounts payable                                      2,337,626        2,028,418
   Accrued compensation                                        1,066,625          580,810
   Accrued expenses                                              113,747           80,143
   Income taxes payable                                          318,199          119,230
   Current portion capital lease obligations                     413,512          400,909
   Current portion deferred grants                               705,147          140,000
                                                             -----------      -----------
              Total current liabilities                        7,647,379        5,851,127

LONG-TERM LIABILITIES:
   Capital lease obligations, less current portion               543,143          639,361
   Deferred grants, less current portion                         105,000          140,000
   Deferred income taxes                                         560,000          560,000
                                                             -----------      -----------
              Total long-term liabilities                      1,208,143        1,339,361

SHAREHOLDERS' EQUITY:
   Common stock, no par value;
        Authorized-15,000,000
        Issued and outstanding shares-5,781,485
          and 5,775,241, respectively                          6,659,989        6,653,355
   Retained Earnings                                             531,232          219,115
                                                             -----------      -----------
              Total shareholders' equity                       7,191,221        6,872,470
                                                             -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $16,046,743      $14,062,958
                                                             ===========      ===========

See accompanying notes to consolidated financial statements.

                         ACI TELECENTRICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            Three Months Ended
                                                 March 31
                                       -----------------------------
                                          2001              2000
                                       -----------       -----------
TELEMARKETING REVENUES
     Outbound revenue                  $ 8,155,294       $ 7,834,528
     Inbound revenue                       180,320                --
                                       -----------       -----------
     Total revenue                       8,335,614         7,834,528
                                       -----------       -----------

COST OF SERVICES                         4,160,420         4,826,741

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                3,519,951         2,480,598
                                       -----------       -----------

OPERATING INCOME                           655,243           527,189

OTHER INCOME (EXPENSE)
     Interest income                         3,054             1,711
     Interest expense                      (94,898)          (32,182)
     Other, net                            (51,282)               --
                                       -----------       -----------
     Total other income (expense)         (143,126)          (30,471)
                                       -----------       -----------

INCOME BEFORE TAXES                        512,117           496,718

INCOME TAX EXPENSE                         200,000           194,000
                                       -----------       -----------

NET INCOME                             $   312,117       $   302,718
                                       ===========       ===========

EARNINGS PER SHARE:
     Basic                             $       .05       $       .05
                                       ===========       ===========
     Diluted                           $       .05       $       .05
                                       ===========       ===========
WEIGHTED AVERAGE COMMOM
  SHARES ASSUMED OUTSTANDING:
     Basic                               5,781,416         5,766,377
                                       ===========       ===========
     Diluted                             5,816,681         5,928,122
                                       ===========       ===========


See accompanying notes to consolidated financial statements.

                         ACI TELECENTRICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Three Months Ended March 31,
                                                                       -----------------------------
                                                                           2001              2000
                                                                       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $   312,117       $   302,718
Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
     Depreciation and amortization                                         512,543           283,890
     Provision for losses on accounts receivable                            31,251            50,000
     Amortization of deferred grant revenue                                (35,000)          (40,350)
     Changes in operating assets and liabilities:
        Trade receivables                                                  883,058        (1,858,954)
        Prepaid expenses                                                   (47,510)           52,966
        Grant receivable                                                (1,387,738)               --
        Other current assets                                               116,869             4,759
        Deferred grants                                                    565,147                --
        Trade accounts payable, accrued compensation
             and accrued expenses                                          828,625           880,408
        Income taxes                                                       198,969           217,034
                                                                       -----------       -----------
              Net cash provided by (used in) operating activities        1,978,331          (107,529)
                                                                       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                 (1,096,456)          (38,025)
     Increase in deposits                                               (1,069,346)         (465,053)
                                                                       -----------       -----------
              Net cash used in investing activities                     (2,165,802)         (503,078)
                                                                       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from revolving line of credit                              6,262,570         3,980,515
     Payments on revolving line of credit                               (6,071,664)       (3,490,248)
     Net proceeds from issuance of common stock                              6,634             8,358
     Proceeds from sale and leaseback of equipment                          53,673                --
     Repayments of capital leases                                         (137,286)          (87,313)
                                                                       -----------       -----------
              Net cash provided by financing activities                    113,927           411,312
                                                                       -----------       -----------
NET DECREASE IN CASH AND CASH
     EQUIVALENTS                                                           (73,544)         (199,295)

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                                             100,607           199,295
                                                                       -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $    27,063       $        --
                                                                       ===========       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   NON CASH INVESTING AND FINANCING TRANSACTIONS:
     Equipment acquired through capital leases                         $        --       $   202,307

   CASH PAID FOR INTEREST AND TAXES:
     Income taxes paid (refunds received), net                         $    11,050       $   (10,175)
     Cash paid for interest                                            $    86,481       $    28,057

See accompanying notes to consolidated financial statements.

                         ACI TELECENTRICS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


(1)      BASIS OF PRESENTATION

         The balance sheet of ACI Telecentrics, Incorporated and subsidiary (the "Company") as of March 31, 2001 and the related statements of operations and cash flows for the three months ended March 31, 2001 and 2000, have been prepared by the Company without being audited. In the opinion of management, these statements reflect all adjustments consisting of all normal recurring entries necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of operations and cash flows for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Form 10-KSB. The results of operations for interim periods are not necessarily indicative of results which will be realized for the full fiscal year.

         Effective April 7, 2000, the Company established its only subsidiary, Corporation ACI Telecentrics Du Quebec, Inc. These financial statements include the consolidated balance sheet as of March 31, 2001 and the related consolidated statements of operations for the three months ended March 31, 2001 and the consolidated statement of cash flows for the three months ended March 31, 2001 after elimination of any intercompany transactions.


(2)      EARNINGS PER SHARE (SFAS 128)

         Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed after giving effect to the exercise of all dilutive outstanding options and warrants. Both basic and diluted earnings per share for the three months ending March 31, 2001 and 2000 were the same. The following table reconciles the denominators used in computing basic and diluted earnings per share:

                                                            Three Months Ended
                                                                 March 31,
                                                          2001            2000
                                                          ----            ----
         Weighted average common shares outstanding     5,781,416      5,766,377
         Effect of dilutive stock options                  35,265        161,745
                                                        ---------      ---------
                                                        5,816,681      5,928,122
                                                        =========      =========

(3)      PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at:

                                                           March 31, 2001     December 31, 2000
                                                           --------------     -----------------
         Furniture                                           $  1,597,365          $  1,554,295
         Equipment                                              6,918,386             6,085,573
         Capitalized software costs                               355,462               259,311
         Leasehold improvements                                   277,194               152,772
                                                             ------------          ------------
                                                                9,148,407             8,051,951
         Less accumulated depreciation and amortization         4,132,736             3,620,193
                                                             ------------          ------------
         Net property and equipment                          $  5,015,671          $  4,431,758
                                                             ============          ============

                At March 31, 2001 and December 31, 2000, the Company has equipment under capitalized leases totaling $1,815,009 and $1,764,847, respectively.


(4)      DEPOSITS

         The Company, on a routine basis, has recorded in deposits various items such as security and utility, equipment for new and existing sites, and capitalized software costs associated with unfinished projects. Specifically, at March 31, 2001, included in deposits are equipment deposits for a new contact center, equipment deposits associated with the relocation of an existing contact center, equipment deposits associated with the development of an offsite disaster recovery facility, capitalized software costs associated with upgrading the Company's technology, security and utility deposits and other miscellaneous deposits.

         Deposits consists of the following at:

                                        March 31, 2001         December 31, 2000
                                        --------------         -----------------

         Equipment                        $  1,222,491              $    542,019
         Capitalized software costs            465,450                    57,642
         Security and utility                  124,684                   131,683
         Other miscellaneous                     4,026                    15,961
                                          ------------              ------------
         Total deposits                   $  1,816,651              $    747,305
                                          ============              ============


(5)      LINE OF CREDIT

         On January 30, 1998, the Company entered into a $2,000,000 revolving line of credit agreement, which accrues interest at the prime rate on outstanding borrowings (8% at March 31, 2001). The borrowing base includes, and is secured by, certain accounts receivable and furniture and equipment. The loan agreement also contains provisions requiring compliance with certain financial covenants including prohibiting the payment of cash dividends without the bank's consent. Effective April 30, 1999, the Company and its lending institution executed an "Amended and Restated Revolving Credit Loan Agreement" that amended certain loan covenants and other loan provisions. On August 21, 2000, the Company and its lending institution executed a Second Amendment to the revolving line of credit agreement. In addition to increasing the line of credit to $4,000,000, the Second Amendment amended certain loan covenants and other loan provisions. A third amendment, the "Amended and Restated Revolving Credit and Term Loan Agreement", was executed on March 23, 2001, between the Company and its lending institution. This amendment allows for a one-time advance of $763,000 on a term note with a maturity date of September 30, 2001, and accrues interest at the prime rate on outstanding borrowings. The third amendment also modified certain loan covenants and other loan provisions. The "Amended and Restated Revolving Credit and Term Loan Agreement" expires on July 31, 2001. As of March 31, 2001, the Company was in compliance with all covenants. At March 31, 2001, the Company had outstanding borrowings of $2,692,523 under the revolving line of credit with an available credit line of $1,307,477. As of March 31, 2001, the Company had $0 borrowings under the term note with an available advance of $763,000.


(6)      FACILITY OPENING

         During the first quarter of fiscal 2001, the Company opened a 100 seat customer contact center in Vaudreuil, Quebec, Canada. This contact center is the Company's 12th contact center and increased the Company's overall contact center capacity by approximately 14%. This contact center is equipped with technology that enables the Company to provide outbound, inbound and Internet-based consumer contact services from one integrated platform.


(7)      GRANT AGREEMENT

         During the first quarter of 2001, the Company entered into a financial contribution agreement with the Government of Quebec, Canada. Under the agreement the Company agreed to open a contact center in Vaudreuil, Quebec, Canada for certain financial incentives. These incentives are based upon providing sustained employment with minimum salary levels for two years and are awarded based on each job created. The Company must maintain a minimum of 50 on-going jobs but can create up to 600 for which it will receive financial contribution. If there is a decrease in cumulative jobs created, future reimbursement is limited until the Company exceeds previously reimbursed employment levels. During the first quarter, the Company recorded approximately $600,079 in assistance from the Government of Quebec (131 jobs), of which $1,095,552 was receivable at March 31, 2001. During the quarter, the Company deferred grant recognition of $314,119 as required to conform with the terms of the grant. A finders fee of $181,354 payable to an outside consulting firm for their assistance in securing the grant was recorded as an expense during the quarter. Payment for jobs created during the first quarter of this agreement is due within thirty days.

         During the first quarter of 2001, the Company entered into a financial contribution agreement with the Federal Government of Canada. Under the agreement the Company agreed to create 437 full time equivalent jobs by the end of March 31, 2002. These incentives are based upon providing employment with minimum salary levels. During the first quarter, the Company recorded $184,775 in assistance from the Government of Canada, of which $250,215 was receivable at March 31, 2001. During the first quarter, the Company deferred grant recognition of $134,820 as required to conform with the terms of the grant. A finders fee of $56,399 payable to an outside consulting firm for their assistance in securing the grant was recorded as an expense during the quarter. Payment for these incentives are payable within ninety days.

         During the first quarter of 2001, the Company entered into a financial contribution agreement with the Government of Quebec, Canada. Under the agreement, the Company received training financial assistance for its Sherbrooke, Quebec, Canada contact center of $113,322, which was recorded as income during the period. The Company has no future obligations to the Government of Quebec, Canada in relation to this financial contribution.

         During the year ended 2000, the Company entered into a financial contribution agreement with the Government of Quebec, Canada to open a contact center in Sherbrooke, Quebec, Canada. At December 31, 2000, $1,013,005 was receivable under this agreement. During the first quarter of 2001, the Company recorded $22,824 in total assistance from the government of Quebec, of which $1,054,976 was receivable at March 31, 2001. During the quarter, the Company deferred grant recognition of $107,194 as required to conform with the terms of the grant. A finders fee of $10,197 payable to an outside consulting firm for their assistance in securing the grant was recorded as an expense during the quarter.

         A refund of the above discussed grants may be required if the Company does not meet certain minimum job creation requirements. The management of the Company does not believe that any of the grant assistance recorded as of March 31, 2001, will be refundable.

(8)      TEMPORARY FACILITY CLOSING

         During the first quarter of 2001, the Company had one contact center closed for approximately one week due to a business interruption at a building where the Company is a tenant. An insurance claim, estimated to be approximately $245,000, was filed with the Company's insurance carrier.

PART 1   FINANCIAL INFORMATION
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         ACI Telecentrics, Incorporated (ACI) provides telephone-based sales and marketing services, and internet-based customer servicing, primarily to the telecommunications, financial services, publishing and utilities industries. ACI was established in 1987 in Minneapolis, Minnesota. The Company operates ten outbound contact centers and two inbound/outbound/internet services contact centers; nine of which are located in five Midwest states, one in the state of California and two in the province of Quebec, Canada. The Company's corporate, administrative and sales functions are headquartered in Minneapolis, Minnesota. As of March 31, 2001, these 12 contact centers had 828 contacting stations, and the Company had approximately 1,800 full and part-time employees.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001, COMPARED TO THREE MONTHS ENDED MARCH 30, 2000

         REVENUE. Revenues for the first quarter ended March 31, 2001 increased $501,086, or 6% to a record $8,335,614, compared to first quarter 2000 revenues of $7,834,528. Billable hours increased by 9% when compared to the prior year period. The increases in revenues and billable hours can primarily be attributed to increased internal capacity due to the opening of two new contact centers; one in April 2000 and the other in January 2001. The Company operated an average of 828 contact stations during the first quarter of 2001 compared to an average of 546 for the same period in 2000.

         Financial services clients provided approximately 59% of first quarter 2001 revenues compared to approximately 48% of revenues during the first quarter of 2000. During the first quarter of 2001 and 2000, the Company's largest client represented approximately 19% and 21%, respectively, of total revenue. Other industry segments and their percentages of revenue in 2001 include telecommunications/utilities (26%) and publishing (14%).

         COST OF SERVICES. Cost of services for the first quarter of 2001 decreased $666,321, or 14% to $4,106,420, compared to $4,826,741 in the first quarter of 2000. The decrease in cost of services is primarily the result of the effect of the economic development grants reducing cost of services. Outsourced telemarketing service costs decreased 98% when compared to the first quarter of 2000. Outsourced telemarketing service costs are costs associated with the Company's utilization of other telemarketing companies for telemarketing some of the Company's clients' programs. This decrease was partially offset by an increase in long distance telephone costs and labor and benefit costs. During the first quarter, without the effect of the economic development grants for new jobs created at the Company's Quebec contact centers, cost of services would have remained stable. For the first quarter, cost of services, specifically labor and benefits costs, were reduced by $666,257 for the net economic development grants.

         As a percentage of revenue, cost of services for the first quarter of 2001 decreased by 12% to 50% compared to 62% in the first quarter of 2000. This decrease was primarily the result of the effect of the economic development grants reducing cost of services in the first quarter of 2001. Outsourced services expenses decreased, as a percentage of revenue, in the first quarter of 2001 when compared to the same period in 2000. Labor and benefits costs increased slightly in 2001 when compared to 2000. First quarter of 2001 cost of services for internally generated telemarketing was 50% in 2001 and 55% in 2000. Without the effect of the economic development grants, cost of services, as a percentage of revenue, would have decreased 4% to 58% compared to 62% in the first quarter of 2000. Without the effect of the economic development grants, cost of services for internally generated telemarketing would have been 58%.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total selling, general and administrative expenses for the first quarter of 2001 increased $1,039,353, or 42% to $3,519,951, from $2,480,598 during the first quarter of 2000. However, as a percentage of revenue, selling, general and administrative expenses increased by 10% to 42% in 2001 compared to 32% during the first quarter of 2000. The increase in expenses for contact center operations during the first quarter of 2001 when compared to the same period in 2000 can be primarily attributed to the expenses associated with the Sherbrooke, Quebec and the Vaudreuil, Quebec contact centers which were opened in April 2000 and January 2001, respectively. Corporate selling, general and administrative expenses increased in the first quarter of 2001 as compared to the same period in 2000. The increase in corporate expenses was primarily the result of an increase in costs of personnel hired to handle current and future business. During the first quarter, without the effect of the economic development grants, selling, general and administrative expenses would have been $3,774,694, an increase of $1,294,096 or 52% as compared to the first quarter of 2000. For the first quarter of 2001, selling, general and administrative expenses were reduced by $254,743 for the net economic development grants.

         OPERATING INCOME. Due to the factors listed above, the Company recorded first quarter operating income of $655,243, a $128,054 increase compared to the first quarter 2000 operating income of $527,189. As a percentage of revenue, operating income was 8% during the 2001 quarter. Operating income during the first quarter of 2000 as a percentage of revenue was 7%. The Company would have had an operating loss of 265,757, or 3% of revenue, if the effect of the economic development grants is not considered.

         OTHER INCOME AND EXPENSES, NET. Net interest expense was $91,844 in the first quarter of 2001 compared to $30,471 in the same period of 2000. The increase in net interest expense was the result of increases in borrowing activity under the Company's line of credit and equipment lease financing. Other expenses increased due to an increase in currency expense is a result of the opening of two contact centers in Canada; one in April 2000 and the other in January 2001.

         NET INCOME AND NET INCOME PER SHARE. Pretax income for the first quarter of 2001 was $512,117, a $15,399 increase compared to pretax income of $496,718 in the first quarter of 2000. The Company recorded an income tax expense of $200,000 for the first quarter of 2001 and $194,000 in the first quarter of 2000. The effective tax rate for both quarters was 39%. The pretax loss for the first quarter would have been $408,883 and the income tax benefit would have been $160,000 when the effect of the economic development grants is not considered. Net income for the first quarter of 2001 was $312,117 or $.05 per share on a basic and diluted share basis compared to a net income of $302,718, or $.05 per basic and diluted share basis in the first quarter of 2000. When the effect of the economic development grants is not considered, net loss for the first quarter of 2001 would have been $248,883, or $.04 per share on a basic and diluted share basis.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically used cash from operating activities, bank borrowings, capital leases and public and private sector financing received in connection with the opening of contact centers as its primary sources of liquidity. The public and private sector (grants/financings) have included outright grants, low interest rate loans, forgivable loan arrangements, and reimbursement for certain expenses and leasehold improvements. On January 30, 1998, the Company entered into a $2,000,000 revolving line of credit agreement, which accrues interest at the prime rate on outstanding borrowings (8% at March 31, 2001). The borrowing base includes, and is secured by, certain accounts receivable and furniture and equipment. The loan agreement also contains provisions requiring compliance with certain financial covenants including prohibiting the payment of cash dividends without the bank's consent. Effective April 30, 1999, the Company and its lending institution executed an "Amended and Restated Revolving Credit Loan Agreement" that amended certain loan covenants and other loan provisions. On August 21, 2000, the Company and its lending institution executed a Second Amendment to the revolving line of credit agreement. In addition to increasing the line of credit to $4,000,000, the Second Amendment amended certain loan covenants and other loan provisions. A third amendment, the "Amended and Restated Revolving Credit and Term Loan Agreement", was executed on March 23, 2001, between the Company and its lending institution. This amendment allows for a one-time advance of $763,000 on a term note with a maturity date of September 30, 2001, and accrues interest at the prime rate on outstanding borrowings. The third amendment also modified certain loan covenants and other loan provisions. The "Amended and Restated Revolving Credit and Term Loan Agreement" expires on July 31, 2001. As of March 31, 2001, the Company was in compliance with all covenants. At March 31, 2001, the Company had outstanding borrowings of $2,692,523 under the revolving line of credit with an available credit line of $1,307,477. As of March 31, 2001, the Company had $0 borrowings under the term note with an available advance of $763,000.


         At March 31, 2001, the Company had cash and cash equivalents of $27,063 compared to $100,607 at December 31, 2000. For the three months ended March 31, 2001, cash provided by operating activities was $1,978,331 compared to cash used by operating activities of $107,529 in the 2000 period. Included in cash provided by operating activities in the 2001 period is $1,157,420 of net changes in working capital components related to the growth of the Company, depreciation and amortization of $512,543, and net income of $312,117. This increase in cash was offset by cash used by non-cash net charges of $3,749. Included in cash used by operating activities in the 2000 period is $703,787 of changes in working capital components related to the growth of the Company offset by depreciation and amortization of $283,890 and other non-cash charges of $9,650. Cash provided by operating activities in the 2000 period was primarily from net income of $302,718.

         Net cash used by investing activities in the three months ended March 31, 2001 was $2,165,802 compared to net cash used of $503,078 in 2000. The primary uses of cash by investing activities included expenditures for property and equipment of $1,096,456 and deposits of $1,069,346 on equipment and technology. During the 2000 period the primary uses of cash by investing activities included a down payment of approximately $429,000 for equipment for the new Quebec, Canada contact center and expenditures for property and equipment of $38,025.

         Net cash provided by financing activities during the three months ended March 31, 2001 was $113,927 compared to net cash provided of $411,312 during 2000. The primary sources of cash during the first three months of 2001 were $190,906 of net borrowings under the Company's revolving line of credit, proceeds of $53,673 from the sale and leaseback of equipment and proceeds of $6,634 from the issuance of common stock under the Company's Employee Stock Purchase Plan. Cash provided by financing activities for 2001 was partially offset by repayments of $137,286 of capital leases. The primary source of cash during the first quarter of 2000 was $490,267 of net borrowings under the Company's revolving line of credit. In addition, the Company issued stock under its Employee Stock Purchase Plan for $7,858. Proceeds for 2000 were partially offset by repayments of long-term debt and capital leases in the amount of $87,313.

         During the three months ending March 31, 2001, the Company did not acquire any assets through capital leases. During the comparable 2000 period, the Company acquired assets, at a cost of $202,307 through capital leases.

         As a result, net cash and cash equivalents decreased by $73,544 during the first three months of 2001 compared to a decrease of $199,295 in 2000. The Company believes that funds which should be generated from future operations, amounts available under the revolving line of credit and term note arrangement, amounts receivable from the province of Quebec economic development grants for new jobs created and funds obtained through equipment financing leases will be sufficient to finance its current and future business operations, including working capital requirements, although there can be no guarantee that these funds will be available at terms acceptable to the Company, if at all. During the first quarter of 2001, the Company was notified that one proposed lease would not meet terms acceptable to the Company. The Company will secure another acceptable source of lease financing, if necessary.

         In connection with the opening of the new contact center in Vaudreuil, Quebec, Canada in January 2001, the Company has entered into a seven year building lease commitment totaling $236,000 Canadian per year. This lease is cancelable after five years. In addition, the Company has a commitment of approximately $1,000,000 for capital expenditures of which approximately $970,000 was paid as of March 31, 2001 for computer equipment related to the opening of the Vaudreuil contact center.

QUARTERLY RESULTS

         The telemarketing industry tends to be slower in the first and third quarters of the year because client marketing and customer service programs are typically slower in the post-holiday and summer months. The Company has experienced, and expects to continue to experience, quarterly fluctuations in revenues and operating income principally as a result of the timing of clients' telemarketing campaigns, the commencement of new contracts, changes in the Company's revenue mix, opening of new contact centers, and the additional selling, general and administrative expenses to acquire and support such new business.

OUTLOOK

         Certain of the statements made in this "Outlook" section are "forward-looking statements" within the meaning of the federal securities laws. The following forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements.

         Management believes that total marketing expenditures by US companies directed towards multi-channel customer contacts will continue to grow and that the trend for these companies will be towards outsourcing their multi-channel marketing programs to companies like ACI. In addition, the Company believes that Internet-based online customer service support is the next step in consumer contact, and the Company has positioned itself to take advantage of the growth in that market segment. The Company anticipates that the demand for its traditional telemarketing services will continue to grow through 2001 along with growth resulting from the Company's expansion into the Internet customer service business. In order to meet this increased demand for traditional telemarketing services and Internet-based customer service, during January 2001, the Company opened a 100 seat contact center in Vaudreuil, Quebec, Canada. In addition, the Company may open, by the end of year 2001, an additional contact center with 100 to 200 seats to meet customer demand. Should the Company open an additional contact center there can be no assurance that the Company would be able to locate in a community that will provide economic development grants that could be used to offset operating expenses and provide working capital. The Company plans to equip these contact centers with the new technology that enables the Company to provide outbound, inbound and Internet-based consumer contact services from the same platform. In 2001, the Company expects to spend approximately $3,000,000 on capital expenditures to equip these contact centers and develop the Internet customer service business applications. The Company intends to finance the majority of its capital expenditure needs through equipment financing leases, however, there is no assurance that equipment finance leases will be available at terms acceptable to the Company.

         There is no assurance that the Company's marketing efforts will generate new business or that businesses will continue to outsource their telemarketing needs. As is common in the telemarketing industry, the Company's projects are often not subject to formal contracts, the agreements with its clients do not assure that ACI will generate a specific level of revenue, do not designate ACI as the client's exclusive service provider, and are terminable by the client on relatively short notice and without penalty. In addition, the amount of revenues ACI generates from a particular client generally is dependent upon the interest of the client's customer in, and use of, the client's products or services. While the Company anticipates an increase in demand for its services in 2001, there is no assurance that the Company, due to the current low unemployment levels, will be able to hire and train sufficient telemarketing sales representatives to fully utilize the capacity to meet anticipated increased demands for the Company's services.

INFLATION

         Inflation has not had a material impact on operating results and the Company does not expect it to have a significant impact in the future. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

PART II  OTHER INFORMATION

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit Number             Description
              10.1 Financial Contribution Agreement by and between Investissement Quebec and ACI Telecentrics, Inc.

              10.2 Amended and Restated Revolving Credit and Term Loan Agreement by and between ACI Telecentrics, Inc. and National City Bank of Minneapolis dated March 23, 2001.

              21 Subsidiaries: Corporation ACI Telecentrics Du Quebec, Inc. (Quebec, Canada)


         (b)  Reports on Form 8-K
              None.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ACI TELECENTRICS, INCORPORATED
                                            Registrant


Dated: /s/May 14, 2001                      By: /s/WILLIAM NOLTE
       ---------------                      ------------------------------------
                                            William Nolte
                                            Executive Vice President of Finance
                                            and Chief Financial Officer
                                            (Principal Accounting Officer)


Dated: /s/May 14, 2001                      By: /s/RICK N. DIAMOND
       ---------------                      ------------------------------------
                                            Rick N. Diamond
                                            Chief Executive Officer and Director

Exhibit Index


------------------------ -------------------------------------------------------
Exhibit                  Description
------------------------ -------------------------------------------------------
Exhibit 10.1             Financial Contribution Agreement by and between
                         Investissement Quebec and ACI Telecentrics, Inc.
------------------------ -------------------------------------------------------
Exhibit 10.2             Amended and Restated Revolving Credit and Term Loan
                         Agreement by and between ACI Telecentrics, Inc. and
                         National City Bank of Minneapolis dated March 23, 2001.
------------------------ -------------------------------------------------------