Form 10QSB
period 2001-06-30
ACI TELECENTRICS INC
filed 2001-08-14
CIK 1020998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-QSB

(Mark One)

__X__ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

_____    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

         The Company had 5,781,485 shares of common stock, no par value per share, outstanding as of August 3, 2001.

         Transitional Small Business Disclosure Format (Check One):
                                                                  YES [ ] NO [X]

                         ACI TELECENTRICS, INCORPORATED
                                   FORM 10-QSB

                                TABLE OF CONTENTS



                                                                           PAGE #
                                                                           ------
PART I         FINANCIAL INFORMATION


Item 1         Consolidated Financial Statements   (unaudited)
                     Balance Sheets                                           3
                     Statements of Operations                                 4
                     Statements of Cash Flows                                 5
                     Notes to Financial Statements                            6

Item 2         Management's Discussion and Analysis of
                     Financial Condition and Results of Operations            9



PART II        OTHER INFORMATION

Item 4         Submission of Matters to a Vote of Security Holders            14

Signature Page                                                                15


PART I   FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS

                         ACI TELECENTRICS, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                           June 30,     December 31,
                                                             2001          2000
                                                          -----------   -----------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                              $   153,326   $   100,607
   Trade receivables, less allowance for doubtful
        accounts of $227,000 and $231,000, respectively     4,487,770     6,496,246
   Deferred income taxes                                      590,000       590,000
   Prepaid expenses                                           274,714       248,547
   Grant receivable                                         2,750,301     1,013,005
   Other current assets                                         5,336       435,490
                                                          -----------   -----------
              Total current assets                          8,261,447     8,883,895

Property and equipment, net of accumulated depreciation     5,760,277     4,431,758

Deposits                                                    1,194,091       747,305
                                                          -----------   -----------
TOTAL ASSETS                                              $15,215,815   $14,062,958
                                                          ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving line of credit and term note                 $   780,610   $ 2,501,617
   Trade accounts payable                                   1,328,542     2,028,418
   Accrued compensation                                       934,593       580,810
   Accrued expenses                                           580,210        80,143
   Income taxes payable                                       518,426       119,230
   Current portion capital lease obligations                  688,058       400,909
   Current portion deferred grants                          1,166,094       140,000
                                                          -----------   -----------
              Total current liabilities                     5,996,533     5,851,127

LONG-TERM LIABILITIES:
   Capital lease obligations, less current portion          1,091,727       639,361
   Deferred grants, less current portion                       70,000       140,000
   Deferred income taxes                                      560,000       560,000
                                                          -----------   -----------
              Total long-term liabilities                   1,721,727     1,339,361

SHAREHOLDERS' EQUITY:
   Common stock, no par value;
        Authorized - 15,000,000
        Issued and outstanding shares - 5,781,485
          and 5,775,241, respectively                       6,659,989     6,653,355
   Retained Earnings                                          837,566       219,115
                                                          -----------   -----------
              Total shareholders' equity                    7,497,555     6,872,470
                                                          -----------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $15,215,815   $14,062,958
                                                          ===========   ===========


See accompanying notes to consolidated financial statements.

                         ACI TELECENTRICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                     Three Months Ended               Six Months Ended
                                          June 30,                       June 30,
                                ----------------------------    ----------------------------
                                     2001            2000            2001            2000
                                ------------    ------------    ------------    ------------
TELEMARKETING REVENUES
     Outbound revenue           $  8,958,062    $  7,226,251    $ 17,113,356    $ 15,060,779
     Inbound revenue                 173,900              --         354,220              --
                                ------------    ------------    ------------    ------------
     Total revenue                 9,131,962       7,226,251      17,467,576      15,060,779
                                ------------    ------------    ------------    ------------

COST OF SERVICES                   4,604,040       4,258,658       8,764,460       9,085,399

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES          3,941,414       2,412,586       7,461,365       4,893,184
                                ------------    ------------    ------------    ------------


OPERATING INCOME                     586,508         555,007       1,241,751       1,082,196

OTHER INCOME (EXPENSE)
     Interest income                  12,173           1,629          15,227           3,340
     Interest expense                (75,432)        (44,413)       (170,330)        (76,595)
     Other, net                      (20,915)           (673)        (72,197)           (673)
                                ------------    ------------    ------------    ------------
       Total other expense           (84,174)        (43,457)       (227,300)        (73,928)
                                ------------    ------------    ------------    ------------

INCOME  BEFORE TAXES                 502,334         511,550       1,014,451       1,008,268

INCOME TAX EXPENSE                   196,000         200,000         396,000         394,000
                                ------------    ------------    ------------    ------------

NET INCOME                      $    306,334    $    311,550    $    618,451    $    614,268
                                ============    ============    ============    ============

EARNINGS PER SHARE:
     Basic                      $        .05    $        .05    $        .11    $        .11
                                ============    ============    ============    ============
     Diluted                    $        .05    $        .05    $        .11    $        .10
                                ============    ============    ============    ============

WEIGHTED AVERAGE COMMOM
  SHARES ASSUMED OUTSTANDING:
     Basic                         5,781,416       5,767,121       5,781,450       5,766,749
                                ============    ============    ============    ============
     Diluted                       5,924,994       6,002,360       5,869,573       5,965,241
                                ============    ============    ============    ============





See accompanying notes to consolidated financial statements.

                         ACI TELECENTRICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Six Months Ended June 30,
                                                               ----------------------------
                                                                   2001            2000
                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $    618,451    $    614,268
Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
     Depreciation and amortization                                1,096,188         624,155
     Provision for losses on accounts receivable                     41,668         100,000
     Amortization of deferred grant revenue                         (70,000)        (80,701)
     Loss on sale and leaseback of equipment                          3,511              --
     Changes in operating assets and liabilities:
        Trade receivables                                         1,966,808         144,901
        Prepaid expenses                                            (26,167)        (32,110)
        Grant receivable                                         (1,737,296)       (562,465)
        Other current assets                                        430,154          12,512
        Deferred grants                                           1,026,094              --
        Trade accounts payable, accrued compensation
             and accrued expenses                                   153,974         935,958
        Income tax payable                                          399,196         386,235
                                                               ------------    ------------
              Net cash provided by operating activities           3,902,581       2,142,753
                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                          (1,888,274)       (349,783)
     Increase in deposits                                          (214,668)       (989,488)
                                                               ------------    ------------
Net cash used in investing activities                            (2,102,942)     (1,339,271)
                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from revolving line of credit                      10,635,150       6,552,756
     Payments on revolving line of credit                       (13,119,156)     (6,970,784)
     Proceeds from term note                                        763,000              --
     Net proceeds from issuance of common stock                       6,634           8,358
     Proceeds from sale and leaseback of equipment                  260,276              --
     Repayments of capital leases                                  (292,824)       (177,688)
                                                               ------------    ------------
              Net cash used by financing activities              (1,746,920)       (587,358)
                                                               ------------    ------------

NET INCREASE IN CASH AND CASH
EQUIVALENTS                                                          52,719         216,124

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                                      100,607         199,295
                                                               ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $    153,326    $    415,419
                                                               ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   NON CASH INVESTING AND FINANCING TRANSACTIONS:
     Equipment acquired through capital leases                 $    536,432    $    202,307
     Deposits funded through capital leases                    $    232,119    $         --
   CASH PAID FOR INTEREST AND TAXES:
     Income taxes paid (refunds received), net                 $     16,850    $     20,625
     Cash paid for interest                                    $    170,330    $     70,868



See accompanying notes to consolidated financial statements

                         ACI TELECENTRICS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)



(1)      BASIS OF PRESENTATION

         The balance sheet of ACI Telecentrics, Incorporated and subsidiary (the "Company") as of June 30, 2001 and the related statements of operations for the three and six months and cash flows for the six months ended June 30, 2001 and 2000, have been prepared by the Company without being audited. In the opinion of management, these statements reflect all adjustments consisting of all normal recurring entries necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of operations and cash flows for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Form 10-KSB. The results of operations for interim periods are not necessarily indicative of results which will be realized for the full fiscal year.


(2)      EARNINGS PER SHARE (SFAS 128)

         Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed after giving effect to the exercise of all dilutive outstanding options and warrants. Both basic and diluted earnings per share for the three months ending June 30, 2001 and 2000 were the same. The following table reconciles the denominators used in computing basic and diluted earnings per share:

                                                          Three Months Ended     Six Months Ended
                                                             June 30,               June 30,
                                                         2001        2000        2001        2000
                                                      ---------   ---------   ---------   ---------
         Weighted average common shares outstanding   5,781,416   5,767,121   5,781,450   5,766,749
         Effect of dilutive stock options               143,578     235,239      88,123     198,492
                                                      ---------   ---------   ---------   ---------
                                                      5,924,994   6,002,360   5,869,573   5,965,241
                                                      =========   =========   =========   =========



(3)      PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at:

                                                         June 30, 2001      December 31, 2000
                                                         -------------      -----------------
         Furniture                                        $ 2,074,426          $ 1,554,295
         Equipment                                          7,577,143            6,085,573
         Capitalized software costs                           467,962              259,311
         Leasehold improvements                               357,127              152,772
                                                          -----------          -----------
                                                           10,476,658            8,051,951
         Less accumulated depreciation and amortization     4,716,381            3,620,193
                                                          -----------          -----------
         Net property and equipment                       $ 5,760,277          $ 4,431,758
                                                          ===========          ===========


                At June 30, 2001 and December 31, 2000, the Company had equipment under capitalized leases totaling $2,494,914 and $1,764,847, respectively.

(4)      DEPOSITS

         The Company, on a routine basis, has recorded in deposits various items such as security and utility, equipment for new and existing sites, and capitalized software costs associated with unfinished projects. Specifically, at June 30, 2001, included in deposits are equipment deposits and capitalized software costs associated with upgrading the Company's technology, security and utility deposits and other miscellaneous deposits.

         Deposits consists of the following at:

                                    June 30, 2001       December 31, 2000
                                    -------------       -----------------
         Equipment                    $  280,919            $  542,019
         Capitalized software costs      791,322                57,642
         Security and utility            117,584               131,683
         Other miscellaneous               4,266                15,961
                                      ----------            ----------
         Total deposits               $1,194,091            $  747,305
                                      ==========            ==========


(5)      LINE OF CREDIT

         On January 30, 1998, the Company entered into a $2,000,000 Revolving Credit Loan Agreement, which accrues interest at the prime rate on outstanding borrowings (6.75% at June 30, 2001). The borrowing base includes, and is secured by, certain accounts receivable and furniture and equipment. The loan agreement also contains provisions requiring compliance with certain financial covenants including prohibiting the payment of cash dividends without the bank's consent. Effective April 30, 1999, the Company and its lending institution executed an "Amended and Restated Revolving Credit Loan Agreement" that amended certain loan covenants and other loan provisions. On August 21, 2000, the Company and its lending institution executed a Second Amendment to the Revolving Credit Loan Agreement. In addition to increasing the line of credit to $4,000,000, the Second Amendment amended certain loan covenants and other loan provisions. A third amendment, the "Amended and Restated Revolving Credit Loan Agreement", was executed on March 23, 2001, between the Company and its lending institution. This amendment allows for a one-time advance of $763,000 on a term note with a maturity date of September 30, 2001, and accrues interest at the prime rate on outstanding borrowings. The third amendment also modified certain loan covenants and other loan provisions. The "Amended and Restated Revolving Credit Loan Agreement" expires on July 31, 2002. As of June 30, 2001, the Company was in compliance with all covenants. At June 30, 2001, the Company had outstanding borrowings of $17,610 under the revolving line of credit with an available credit line of $3,982,390.

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

(7)      GRANT AGREEMENT

         During the first quarter of 2001, the Company entered into a financial contribution agreement with the Government of Quebec, Canada. Under the agreement the Company agreed to open a contact center in Vaudreuil, Quebec, Canada for certain financial incentives. These incentives are based upon providing sustained employment with minimum salary levels for two years and are awarded based on each job created. The Company must maintain a minimum of 50 on-going jobs but can create up to 600 for which it will receive financial contribution. If there is a decrease in cumulative jobs created, future reimbursement is limited until the Company exceeds previously reimbursed employment levels. During the second quarter, the Company recorded $399,887 in assistance from the Government of Quebec. At June 30, 2001, $1,588,909 was receivable under this agreement. As of June 30, 2001, the Company had deferred recognition of grant income totaling $494,402 as required to conform with the terms of the grant. A finders fee of $70,154 payable to an outside consulting firm for their assistance in securing the grant was recorded as an expense during the quarter. Payment for jobs created during the second quarter of this agreement is due within 60 days.

         During the first quarter of 2001, the Company entered into a financial contribution agreement with the Federal Government of Canada. Under the agreement the Company agreed to create 437 full time equivalent jobs by the end of March 31, 2002. These incentives are based upon providing employment with minimum salary levels. During the second quarter, the Company recorded $182,266 in assistance from the Government of Canada. At June 30, 2001, $232,443 was receivable under this agreement. As of June 30, 2001, the Company had deferred recognition of grant income totaling $12,853 as required to conform with the terms of the grant. A finders fee of $34,304 payable to an outside consulting firm for their assistance in securing the grant was recorded as an expense during the quarter. Payment for these incentives are payable within 60 days.

         During the year ended 2000, the Company entered into a financial contribution agreement with the Government of Quebec, Canada to open a contact center in Sherbrooke, Quebec, Canada. At December 31, 2000, $1,013,005 was receivable under this agreement. During the second quarter of 2001, the Company recorded $22,157 in total assistance from the government of Quebec. At June 30, 2001, $928,949 was receivable under this agreement. As of June 30, 2001, the Company had deferred recognition of grant income totaling $518,839 as required to conform with the terms of the grant. A finders fee of $70,025 payable to an outside consulting firm for their assistance in securing the grant was recorded as an expense during the quarter. Payment of the grants receivable as of June 30, 2001, will be received at various dates over the next 9 months.

         A refund of the above discussed grants may be required if the Company does not meet certain minimum job creation requirements. The management of the Company does not believe that any of the grant assistance recorded as of June 30, 2001, will be refundable.


(8)      NEW ACCOUNTING STANDARDS

         On June 29,2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards
         (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1,2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective for fiscal years beginning after December 15, 2001, goodwill will no longer be subject to amortization. Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

PART I    FINANCIAL INFORMATION
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         ACI Telecentrics, Incorporated (ACI) provides telephone-based sales and marketing services, and internet-based customer servicing, primarily to the telecommunications, financial services, publishing and utilities industries. ACI was established in 1987 in Minneapolis, Minnesota. The Company operates ten outbound contact centers and two inbound/outbound/internet services contact centers; nine of which are located in five Midwest states, one in the state of California and two in the province of Quebec, Canada. The Company's corporate, administrative and sales functions are headquartered in Minneapolis, Minnesota. As of June 30, 2001, these 12 contact centers had 840 contacting stations, and the Company had approximately 2,100 full and part-time employees.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001, COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

         REVENUE. Revenues for the second quarter ended June 30, 2001 increased $1,905,711, or 26% to a record $9,131,962, compared to second quarter 2000 revenues of $7,226,251. Billable hours increased by 27% when compared to the prior year period. The increases in revenues and billable hours can primarily be attributed to increased internal capacity due to the opening of two new contact centers; one in April 2000 and the other in January 2001. The Company operated an average of 829 contact stations during the second quarter of 2001 compared to an average of 579 for the same period in 2000.

         Financial services clients provided approximately 67% of second quarter 2001 revenues compared to approximately 55% of revenues during the second quarter of 2000. During the second quarter of 2001 and 2000, the Company's largest client represented approximately 18% and 25%, respectively, of total revenue. Other industry segments and their percentages of revenue in 2001 include telecommunications/utilities (26%) and publishing (6%).

         COST OF SERVICES. Cost of services for the second quarter of 2001 increased $345,382, or 8% to $4,604,040, compared to $4,258,658 in the second quarter of 2000. The increase in cost of services is primarily the result of the 26% increase in revenues offset by the effect of the economic development grants reducing cost of services. Labor and benefits costs and long distance telephone costs increased when compared to the second quarter of 2000. This increase was partially offset by a sharp decrease in outsourced telemarketing service costs over the same period in 2000. Outsourced telemarketing services costs were negligible in the second quarter of 2001 as compared to the 2000 period. Outsourced telemarketing service costs are costs associated with the Company's utilization of other telemarketing companies for telemarketing some of the Company's clients' programs. During the second quarter of 2001, without the effect of the economic development grants for new jobs created at the Company's Quebec contact centers, cost of services would have increased 16% over the same period in 2000. For the second quarters of 2001 and 2000, cost of services was reduced by $604,310 and $235,648, respectively, for the net economic development grants.

         As a percentage of revenue, cost of services for the second quarter of 2001 decreased by 9% to 50% compared to 59% in the second quarter of 2000. This decrease was primarily the result of a decrease in the use of outsourced telemarketing services and the effect of the economic development grants reducing cost of services in the second quarter of 2001. Outsourced services expenses decreased 12%, as a percentage of revenue, in the second quarter of 2001 when compared to the same period in 2000. Labor and benefits costs increased slightly in 2001 when compared to 2000. Second quarter of 2001 cost of services for internally generated telemarketing was 50% in 2001 and 54% in 2000. Without the effect of the economic development grants, cost of services, as a percentage of revenue, would have decreased 5% to 57% compared to 62% in the second quarter of 2000. Without the effect of the economic development grants, cost of services for internally generated telemarketing would have been 57% in the second quarter of 2001.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total selling, general and administrative expenses for the three months ended June 30, 2001 increased $1,528,828, or 63% to $3,941,414, from $2,412,586 during the same period of
2000. As a percentage of revenue, selling, general and administrative expenses increased by 10% to 43% in 2001 compared to 33% during the second quarter of 2000. The increase in expenses for contact center operations during the second quarter of 2001, when compared to the same period in 2000, can be primarily attributed to the expenses associated with the Sherbrooke, Quebec and the Vaudreuil, Quebec contact centers which were opened in April 2000 and January 2001, respectively. Corporate selling, general and administrative expenses increased in the second quarter of 2001 as compared to the same period in 2000. The increase in corporate expenses was primarily the result of an increase in costs of personnel hired to handle current and future business and an increase in depreciation expense associated with upgraded technology that was installed in 2000. For the second quarters of 2001 and 2000, selling, general and administrative expenses were reduced by $0 and $226,836 for the net economic development grants. Without the effect of the economic development grants, selling, general and administrative expenses in the second quarter of 2001 would have increased $1,301,992 or 49%.

         OPERATING INCOME. Due to the factors listed above, the Company recorded second quarter operating income of $586,508, a $31,501 increase compared to the second quarter 2000 operating income of $555,007. As a percentage of revenue, operating income was 6% during the 2001 quarter. Operating income during the second quarter of 2000 as a percentage of revenue was 8%. The Company would have had an operating loss of $17,802 in the second quarter of 2001 compared to operating income of $92,523 in the same quarter of 2000, if the effect of the economic development grants is not considered.

         OTHER INCOME AND EXPENSES, NET. Net interest expense was $63,259 in the second quarter of 2001 compared to $42,784 in the same period of 2000. The increase in net interest expense was the result of increases in borrowing activity under the Company's line of credit and equipment lease financing. Other expenses increased due to an increase in currency expense as a result of the opening of two contact centers in Canada; one in April 2000 and the other in January 2001.

         NET INCOME AND NET INCOME PER SHARE. Pretax income for the three months ended June 30, 2001 was $502,334, a $9,216 decrease compared to pretax income of $511,550 in the same period of 2000. The Company recorded an income tax expense of $196,000 for the second quarter of 2001 and $200,000 in the second quarter of 2000. The effective tax rate for both quarters was 39%. The pretax loss for the second quarter of 2001 would have been $101,976 and the income tax benefit would have been $40,000 when the effect of the economic development grants is not considered. Pretax income for the second quarter of 2000 would have been $49,066 and income tax expense would have been $19,000 when the effect of the economic development grants is not considered. Net income for the second quarter of 2001 was $306,334 or $.05 per share on a basic and diluted share basis compared to a net income of $311,550, or $.05 per basic and diluted share basis in the second quarter of 2000. When the effect of the economic development grants is not considered, net loss for the second quarter of 2001 would have been $61,976, or $.01 per share on a basic and diluted share basis as compared to net income in the second quarter of 2000 of $30,066, or $.01 per share on a basic and diluted share basis.


SIX MONTHS ENDED JUNE 30, 2001, COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

         REVENUE. Revenues for the six months ended June 30, 2001 increased $2,406,797, or 16% to a record $17,467,576, compared to 2000 revenues of $15,060,779. Billable hours increased by 17% when compared to the prior year period. The increases in revenues and billable hours can primarily be attributed to increased internal capacity due to the opening of two new contact centers; one in April 2000 and the other in January 2001. The Company operated an average of 828 contact stations during the first six months of 2001 compared to an average of 556 for the same period in 2000.

         Financial services clients provided approximately 65% of the 2001 six month revenues compared to approximately 51% of 2000 revenues. During the six months ended June 30, 2001 and 2000, the Company's largest client represented approximately 18% and 22%, respectively, of total revenue. Other industry segments and their percentages of revenue in 2001 include telecommunications/utilities (26%) and publishing (8%).

         COST OF SERVICES. Cost of services for the six months ended June 30, 2001 decreased $320,939, or 4% to $8,764,460, compared to $9,085,399 during the
2000 period. The decrease in cost of services is primarily the result of the effect of the economic development grants reducing cost of services. Outsourced telemarketing service costs decreased sharply when compared to the same period of 2000. Outsourced telemarketing services costs were negligible in 2001 as compared to 2000. Outsourced telemarketing service costs are costs associated with the Company's utilization of other telemarketing companies for telemarketing some of the Company's clients' programs. This decrease was partially offset by an increase in long distance telephone costs and labor and benefit costs. During the six months ended June 30, 2001, without the effect of the economic development grants, cost of services would have increased by 8% when compared to the six months ended June 30, 2000. For the first six months of 2001 and 2000, cost of services was reduced by $1,270,567 and $235,648, respectively, for the net economic development grants.

         As a percentage of revenue, cost of services for the first six months of 2001 decreased by 9% to 51% compared to 60% in the same period of 2000. This decrease was primarily the result of the effect of the economic development grants reducing cost of services in 2001. Outsourced services expenses decreased, as a percentage of revenue, in 2001 when compared to 2000. Labor and benefits costs increased slightly in 2001 when compared to 2000. Cost of services for internally generated telemarketing was 50% in 2001 and 55% in 2000. Without the effect of the economic development grants, cost of services in 2001, as a percentage of revenue, would have decreased 5% to 57% compared to 62% in 2000. Without the effect of the economic development grants, cost of services for internally generated telemarketing would have been 57% in 2001 and 62% in 2000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total selling, general and administrative expenses for the first six months of 2001 increased $2,568,181, or 52% to $7,461,365, from $4,893,184 during 2000. As a percentage of revenue, selling, general and administrative expenses increased by 12% to 44% in 2001 compared to 32% during the same period of 2000. The increase in expenses for contact center operations during the six months ended June 30, 2001 when compared to the same period in 2000 can primarily be attributed to the expenses associated with the contact centers which were opened in April 2000 and January 2001, respectively. Corporate selling, general and administrative expenses increased in 2001 as compared to the same period in 2000. The increase in corporate expenses was primarily the result of an increase in costs of personnel hired to handle current and future business. During the first six months of 2001, without the effect of the economic development grants, selling, general and administrative expenses would have been $7,716,108, an increase of $2,596,088 or 51% as compared to 2000. For 2001 and 2000, selling, general and administrative expenses were reduced by $254,743 and $226,836, respectively, for the net economic development grants.

         OPERATING INCOME. As a result of the factors listed above, operating income for the first six months of 2001 was $1,241,751, a $159,555 increase compared to 2000 operating income of $1,082,196. As a percentage of revenue, operating income was 7% for both the six months ended June 30, 2001 and 2000. The Company would have had an operating loss of $283,559, or 2% of revenue in 2001, and operating income of $619,712, or 4% of revenue in 2000, if the effect of the economic development grants is not considered.

         OTHER INCOME AND EXPENSES, NET. Net interest expense was $155,103 in 2001 compared to $73,255 in 2000. The increase in net interest expense was the result of increases in borrowing activity under the Company's line of credit and equipment lease financing. Other expenses increased due to an increase in currency expense as a result of the opening of two contact centers in Canada; one in April 2000 and the other in January 2001.

         NET INCOME AND NET INCOME PER SHARE. Pretax income for the first six months of 2001 was $1,014,451, a $6,183 increase compared to pretax income of $1,008,268 in the same period of 2000. The Company recorded an income tax expense of $396,000 in 2001 and $394,000 in 2000. The effective tax rate for both periods was 39%. The pretax loss for the first six months of 2001 would have been $510,859 and the income tax benefit would have been $199,000 when the effect of the economic development grants is not considered. Net income for the first six months of 2001 was $618,451 or $.11 per share on a basic and diluted share basis compared to net income of $614,268, or $.11 per basic share and $.10 per diluted share basis in 2000. When the effect of the economic development grants is not considered, net loss for 2001 would have been $311,859, or $.05 per share on a basic and diluted share basis and net income for 2000 would have been $333,784, or $.06 per share on a basic and fully diluted basis.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically used cash from operating activities, bank borrowings, capital leases and public and private sector financing received in connection with the opening of contact centers as its primary sources of liquidity. The public and private sector (grants/financings) have included outright grants, low interest rate loans, forgivable loan arrangements, and reimbursement for certain expenses and leasehold improvements. On January 30, 1998, the Company entered into a $2,000,000 Revolving Credit Loan Agreement, which accrues interest at the prime rate on outstanding borrowings (6.75% at June 30, 2001). The borrowing base includes, and is secured by, certain accounts receivable and furniture and equipment. The loan agreement also contains provisions requiring compliance with certain financial covenants including prohibiting the payment of cash dividends without the bank's consent. Effective April 30, 1999, the Company and its lending institution executed an "Amended and Restated Revolving Credit Loan Agreement" that amended certain loan covenants and other loan provisions. On August 21, 2000, the Company and its lending institution executed a Second Amendment to the Revolving Credit Loan Agreement. In addition to increasing the line of credit to $4,000,000, the Second Amendment amended certain loan covenants and other loan provisions. A third amendment, the "Amended and Restated Revolving Credit Loan Agreement", was executed on March 23, 2001, between the Company and its lending institution. This amendment allows for a one-time advance of $763,000 on a term note with a maturity date of September 30, 2001, and accrues interest at the prime rate on outstanding borrowings. The third amendment also modified certain loan covenants and other loan provisions. The "Amended and Restated Revolving Credit Loan Agreement" expires on July 31, 2002. As of June 30, 2001, the Company was in compliance with all covenants. At June 30, 2001, the Company had outstanding borrowings of $17,610 under the revolving line of credit with an available credit line of $3,982,390.

         At June 30, 2001, the Company had cash and cash equivalents of $153,326 compared to $100,607 at December 31, 2000. For the six months ended June 30, 2001 and 2000, cash provided by operating activities was $3,902,581 and $2,142,753, respectively. Included in cash provided by operating activities in the 2001 period is $2,212,763 of net changes in working capital components related to the growth of the Company, depreciation and amortization of $1,096,188, and net income of $618,451. This increase in cash was offset by cash used by non-cash net charges of $24,821. Included in cash provided by operating activities in the 2000 period is $885,031 of changes in working capital components related to the growth of the Company, depreciation and amortization of $624,155, net income of $614,268 and other non-cash net charges of $19,299.

         Net cash used by investing activities in the first six months of 2001 was $2,102,942 compared to net cash used of $1,339,271 in 2000. The primary uses of cash by investing activities included expenditures for property and equipment of $1,544,080 and deposits of $558,862 on equipment and technology. During the 2000 period the primary uses of cash by investing activities included down payments of approximately $938,000 for equipment for a contact center and expenditures for property and equipment of $349,783.

         Net cash used by financing activities during the six months ended June 30, 2001 and 2000 was $1,746,920 and $587,358, respectively. The primary uses of cash during the first six months of 2001 were $2,484,006 of net repayments under the Company's revolving line of credit and repayments of $292,824 of capital leases. Cash used by financing activities for 2001 was partially offset by proceeds of $763,000 from a bank term note, proceeds of $260,276 from the sale and leaseback of equipment and proceeds of $6,634 from the issuance of common stock under the Company's Employee Stock Purchase Plan. The primary use of cash during the first six months of 2000 was $418,028 of net repayments under the Company's revolving line of credit and repayments of $177,688 of capital leases and long-term debt. The Company issued stock under its Employee Stock Purchase Plan for $7,858 which partially offset the uses of cash by financing activities in 2000.

         During the six months ending June 30, 2001and 2000, the Company acquired assets, at a cost of $768,551 and $202,307, through capital leases.

         As a result, net cash and cash equivalents increased by $52,719 and $216,124 during the first six months of 2001 and 2000, respectively. The Company believes that funds which should be generated from future operations, amounts available under the revolving line of credit and term note arrangement, amounts receivable from the province of Quebec economic development grants for new jobs created and funds obtained through equipment financing leases will be sufficient to finance its current and future business operations, including working capital requirements, although there can be no guarantee that these funds will be available at terms acceptable to the Company, if at all.

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

         Management believes that total marketing expenditures by US companies directed towards multi-channel customer contacts will continue to grow and that the trend for these companies will be towards outsourcing their multi-channel marketing programs to companies like ACI. In addition, the Company believes that Internet-based online customer service support is the next step in consumer contact, and the Company has positioned itself to take advantage of the growth in that market segment. The Company anticipates that the demand for its traditional telemarketing services will continue to grow through 2001 along with growth resulting from the Company's expansion into the Internet customer service business. In order to meet this increased demand for traditional telemarketing services and Internet-based customer service, during January 2001, the Company opened a 100 seat contact center in Vaudreuil, Quebec, Canada. In addition, the Company may open, by the end of 2001, an additional contact center with 100 to 200 seats to meet customer demand. Should the Company open an additional contact center there can be no assurance that the Company would be able to locate in a community that will provide economic development grants that could be used to offset operating expenses and provide working capital. The Company plans to equip these contact centers with the new technology that enables the Company to provide outbound, inbound and Internet-based consumer contact services from the same platform. In 2001, the Company expects to spend approximately $3,000,000 on capital expenditures to equip these contact centers and develop the Internet customer service business applications. The Company intends to finance the majority of its capital expenditure needs through equipment financing leases; however, there is no assurance that equipment finance leases will be available at terms acceptable to the Company.

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

PART II  OTHER INFORMATION

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company held its 2001 Annual Meeting of Shareholders on May 24, 2001. At the Annual Meeting, the shareholders voted upon proposals to
(a) set the number of members of the Board of Directors at six (6), and (b) elect directors as contained in the Registrant's Proxy Statement dated April 23, 2001.

         (a)      Set the number of members of the Board of Directors at six
                  (6).

                               For               Against              Abstain
                               ---               -------              -------
                            5,641,071             21,066               1,000

         (b) The board nominees were elected as directors with the following votes:

                                                    Shares Voted
                                                    ------------
                                              For                Withheld
                                              ---                --------

                  Rick N. Diamond           5,627,571             35,566
                  Gary B. Cohen             5,627,571             35,566
                  Seymour Levy              5,627,571             35,566
                  Douglas W. Franchot       5,627,571             35,566
                  Phillip T. Levin          5,627,571             35,566
                  Thomas F. Madison         5,627,637             35,500


                  No other matters were submitted to a vote of the security holders.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ACI TELECENTRICS, INCORPORATED
                                   Registrant



Dated:  /s/ August 14, 2001        By:  /s/  WILLIAM NOLTE
        ---------------------           -----------------------------------
                                   William Nolte
                                   Executive Vice President of Finance and
                                   Chief Financial Officer
                                   (Principal Accounting Officer)



Dated:  /s/ August 14, 2001        By:  /s/  RICK N. DIAMOND
        ---------------------           -----------------------------------
                                   Rick N. Diamond
                                   Chief Executive Officer and Director