Form 10QSB
period 2001-09-30
ACI TELECENTRICS INC
filed 2001-11-13
CIK 1020998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-QSB



_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

___      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from ___________ to ___________

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

         The Company had 5,781,485 shares of common stock, no par value per share, outstanding as of November 3, 2001.

         Transitional Small Business Disclosure Format (Check One):
YES [ ] NO [X]

                         ACI TELECENTRICS, INCORPORATED
                                   FORM 10-QSB

                                TABLE OF CONTENTS



                                                                          PAGE #
                                                                          ------

PART I             FINANCIAL INFORMATION

Item 1             Consolidated Financial Statements (unaudited)
                      Balance Sheets                                         3
                      Statements of Operations                               4
                      Statements of Cash Flows                               5
                      Notes to Financial Statements                          6

Item 2             Management's Discussion and Analysis of
                      Financial Condition and Results of Operations          9


PART II            OTHER INFORMATION

Item 1 through Item 5 have been omitted since all items are inapplicable or answers negative.

Item 6             Exhibits and reports on Form 8-K                          14

Signature Page                                                               15

PART I   FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS

                         ACI TELECENTRICS, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                           September 30,   December 31,
                                                               2001            2000
                                                           ------------    ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                               $  1,295,124    $    100,607
   Trade receivables, less allowance for doubtful
        accounts of $227,000 and $231,000, respectively       4,099,549       6,496,246
   Deferred income taxes                                        590,000         590,000
   Prepaid expenses                                             270,839         248,547
   Grant receivable                                           1,760,234       1,013,005
   Other current assets                                           5,788         435,490
                                                           ------------    ------------
              Total current assets                            8,021,534       8,883,895

Property and equipment, net of accumulated depreciation       6,527,115       4,431,758

Deposits                                                        190,910         747,305
                                                           ------------    ------------
TOTAL ASSETS                                               $ 14,739,559    $ 14,062,958
                                                           ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving line of credit                                                $  2,501,617
   Trade accounts payable                                  $  1,265,773       2,028,418
   Accrued compensation                                       1,179,244         580,810
   Accrued expenses                                             129,415          80,143
   Customer advances                                            974,000              --
   Income taxes payable                                         444,374         119,230
   Current portion capital lease obligations                    691,743         400,909
   Current portion deferred grants                              257,856         140,000
                                                           ------------    ------------
              Total current liabilities                       4,942,405       5,851,127

LONG-TERM LIABILITIES:
   Capital lease obligations, less current portion              922,120         639,361
   Deferred grants, less current portion                        933,906         140,000
   Deferred income taxes                                        560,000         560,000
                                                           ------------    ------------
              Total long-term liabilities                     2,416,026       1,339,361

SHAREHOLDERS' EQUITY:
   Common stock, no par value;
        Authorized - 15,000,000
        Issued and outstanding shares - 5,781,485
          and 5,775,241, respectively                         6,659,989       6,653,355
   Retained Earnings                                            721,139         219,115
                                                           ------------    ------------
              Total shareholders' equity                      7,381,128       6,872,470
                                                           ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 14,739,559    $ 14,062,958
                                                           ============    ============


See accompanying notes to consolidated financial statements.

                         ACI TELECENTRICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                      Three Months Ended                Nine Months Ended
                                         September 30,                    September 30,
                                -----------------------------     -----------------------------
                                    2001              2000            2001             2000
                                ------------     ------------     ------------     ------------
TELEMARKETING REVENUES
     Outbound revenue           $  7,981,858     $  6,947,641     $ 25,095,214     $ 22,008,420
     Inbound revenue                 285,145           52,113          639,365           52,113
                                ------------     ------------     ------------     ------------
     Total revenue                 8,267,003        6,999,754       25,734,579       22,060,533
                                ------------     ------------     ------------     ------------

COST OF SERVICES                   4,389,984        3,503,831       13,154,444       12,589,230

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES          3,945,551        2,939,319       11,406,916        7,832,504

IMPAIRMENT COST (Note 9)                  --          846,745               --          846,745
                                ------------     ------------     ------------     ------------

OPERATING (LOSS) INCOME              (68,532)        (290,141)       1,173,219          792,054

OTHER INCOME (EXPENSE)
     Interest income                   3,280            2,179           18,507            5,519
     Interest expense                (59,405)         (50,173)        (229,735)        (126,767)
     Other, net                      (63,770)          (9,843)        (135,967)         (10,516)
                                ------------     ------------     ------------     ------------
       Total other expense          (119,895)         (57,837)        (347,195)        (131,764)
                                ------------     ------------     ------------     ------------

(LOSS) INCOME  BEFORE TAXES         (188,427)        (347,978)         826,024          660,290

INCOME TAX (BENEFIT) EXPENSE         (72,000)        (135,000)         324,000          259,000
                                ------------     ------------     ------------     ------------

NET (LOSS) INCOME               $   (116,427)    $   (212,978)    $    502,024     $    401,290
                                ============     ============     ============     ============

(LOSS) EARNINGS PER SHARE:
Basic                           $       (.02)    $       (.04)    $        .09     $        .07
                                ============     ============     ============     ============
     Diluted                    $       (.02)    $       (.04)    $        .08     $        .07
                                ============     ============     ============     ============

WEIGHTED AVERAGE COMMOM
  SHARES OUTSTANDING:
     Basic                         5,781,485        5,775,064        5,781,462        5,769,541
                                ============     ============     ============     ============
     Diluted                       5,781,485        5,775,064        5,918,099        6,087,484
                                ============     ============     ============     ============


See accompanying notes to consolidated financial statements.

                         ACI TELECENTRICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Nine Months Ended September 30,
                                                               -------------------------------
                                                                   2001               2000
                                                               ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $    502,024       $    401,290
Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
     Depreciation and amortization                                1,667,071            950,020
     Provision for losses on accounts receivable                     41,668            150,000
     Amortization of deferred grant revenue                        (105,000)          (115,701)
     Noncash impairment cost                                             --            846,745
     Loss (Gain) on disposal of equipment                            39,080                (69)
     Changes in operating assets and liabilities:
        Trade receivables                                         2,355,029            275,712
        Prepaid expenses                                            (22,292)           (42,144)
        Grant receivable                                           (747,229)          (571,463)
        Other current assets                                        429,702              3,516
        Deferred grants                                           1,016,762                 --
        Trade accounts payable, accrued compensation
             and accrued expenses                                  (114,939)           696,406
        Customer advances                                           974,000                 --
        Income tax payable                                          325,144            202,403
                                                               ------------       ------------
              Net cash provided by operating activities           6,361,020          2,796,715
                                                               ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                          (2,971,805)          (990,176)
     Decrease (increase) in deposits                                556,395         (1,390,006)
                                                               ------------       ------------
              Net cash used in investing activities              (2,415,410)        (2,380,182)
                                                               ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from revolving line of credit and term note        13,869,221         11,651,892
     Payments on revolving line of credit and term note         (16,370,838)       (11,871,200)
     Net proceeds from issuance of common stock                       6,634             14,824
     Proceeds from equipment acquired through
        capital leases                                              202,634                 --
     Repayments of capital leases                                  (458,744)          (290,357)
                                                               ------------       ------------
              Net cash used by financing activities              (2,751,093)          (494,841)
                                                               ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                  1,194,517            (78,308)

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                                      100,607            199,295
                                                               ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  1,295,124       $    120,987
                                                               ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   NON CASH INVESTING AND FINANCING TRANSACTIONS:
     Equipment acquired through capital leases                 $    826,193       $    378,993

   CASH PAID FOR INTEREST AND TAXES:
     Income taxes paid net of refunds received                 $     27,108       $     69,456
     Cash paid for interest                                    $    229,735       $    116,653


See accompanying notes to consolidated financial statements.

                         ACI TELECENTRICS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)



(1) BASIS OF PRESENTATION

      The consolidated balance sheet of ACI Telecentrics, Incorporated and subsidiary (the "Company") as of September 30, 2001 and the related consolidated statements of operations for the three and nine months and cash flows for the nine months ended September 30, 2001 and 2000, have been prepared by the Company without being audited. In the opinion of management, these statements reflect all adjustments consisting of all normal recurring entries necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of operations and cash flows for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Form 10-KSB. The results of operations for interim periods are not necessarily indicative of results which will be realized for the full fiscal year.


(2) EARNINGS PER SHARE (SFAS 128)

      Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed after giving effect to the exercise of all dilutive outstanding options and warrants. The computation of diluted earnings per share does not include 225,750 of stock options with exercise prices greater than the average market price of the Company's common stock for the nine months ended September 30, 2001. Both basic and diluted earnings per share for the three months ending September 30, 2001 and 2000 were the same. The following table reconciles the denominators used in computing basic and diluted earnings per share:

                                                         Three Months Ended        Nine Months Ended
                                                           September 30,             September 30,
                                                         2001         2000         2001         2000
                                                         ----         ----         ----         ----
         Weighted average common shares outstanding    5,781,485    5,775,064    5,781,462    5,769,541
         Effect of dilutive stock options                     --           --      136,637      317,943
                                                      ----------   ----------   ----------   ----------
                                                       5,781,485    5,775,064    5,918,099    6,087,484
                                                      ==========   ==========   ==========   ==========


(3) PROPERTY AND EQUIPMENT

      Property and equipment consists of the following at:

                                                         September 30, 2001   December 31, 2000
                                                         ------------------   -----------------
         Furniture                                             $  2,917,787        $  1,554,295
         Equipment                                                7,667,539           6,085,573
         Capitalized software costs                                 623,807             259,311
         Leasehold improvements                                     426,832             152,772
                                                               ------------        ------------
                                                                 11,635,965           8,051,951
         Less accumulated depreciation and amortization           5,108,850           3,620,193
                                                               ------------        ------------
         Net property and equipment                            $  6,527,115        $  4,431,758
                                                               ============        ============

            At September 30, 2001 and December 31, 2000, the Company had equipment under capitalized leases totaling $2,534,748 and $1,764,847, respectively, with accumulated depreciation of $782,378 and $587,946, respectively.


(4) DEPOSITS

      Deposits consists of the following at:

                                                  September 30, 2001   December 31, 2000
                                                  ------------------   -----------------
         Equipment                                      $     72,877        $    542,019
         Security and utility                                117,584             131,683
         Other miscellaneous                                     449              73,603
                                                        ------------        ------------
         Total deposits                                 $    190,910        $    747,305
                                                        ============        ============


(5) LINE OF CREDIT

      On January 30, 1998, the Company entered into a $2,000,000 Revolving Credit Loan Agreement, which accrues interest at the prime rate on outstanding borrowings (6% at September 30, 2001). The borrowing base includes, and is secured by, certain accounts receivable and furniture and equipment. The loan agreement also contains provisions requiring compliance with certain financial covenants including prohibiting the payment of cash dividends without the bank's consent. Effective April 30, 1999, the Company and its lending institution executed an "Amended and Restated Revolving Credit Loan Agreement" that amended certain loan covenants and other loan provisions. On August 21, 2000, the Company and its lending institution executed a Second Amendment to the Revolving Credit Loan Agreement. In addition to increasing the line of credit to $4,000,000, the Second Amendment amended certain loan covenants and other loan provisions. A third amendment, the "Amended and Restated Revolving Credit Loan Agreement", was executed on March 23, 2001, between the Company and its lending institution. This amendment allowed for a one-time advance of $763,000 on a term note with a maturity date of September 30, 2001, and accrued interest at the prime rate on outstanding borrowings. As of September 30, 2001, this one-time advance of $763,000 had been repaid. The third amendment also modified certain loan covenants and other loan provisions. On August 16, 2001, a fourth amendment to the Revolving Credit Loan Agreement was executed between the Company and its lending institution. This fourth amendment changed certain loan covenants and other loan provisions. The "Amended and Restated Revolving Credit Loan Agreement" expires on July 31, 2002. As of September 30, 2001, the Company was in compliance with all covenants. At September 30, 2001, the Company had no outstanding borrowings under the revolving line of credit.


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


(7) GRANT AGREEMENT

      During the first quarter of 2001, the Company entered into a financial contribution agreement with the Government of Quebec, Canada. Under the agreement the Company agreed to open a contact center in Vaudreuil, Quebec, Canada for certain financial incentives. These incentives are based upon providing sustained employment with minimum salary levels for two years and are awarded based on each job created. The Company must maintain a minimum of 50 on-going jobs but can create up to 600 for which it will receive financial contribution. If there is a decrease in cumulative jobs created, future reimbursement is limited until the Company exceeds previously reimbursed employment levels. During the third quarter, the Company recorded $205,938 in assistance from the Government of Quebec. At September 30, 2001, $680,797 was receivable under this agreement. As of September 30, 2001, the Company had current and noncurrent deferred recognition of grant income totaling $519,781 as required to conform to the terms of the grant. Payment of the grants receivable as of September 30, 2001, will be received at various dates over the next 9 months.

      During the first quarter of 2001, the Company entered into a financial contribution agreement with the Federal Government of Canada. Under the agreement the Company agreed to create 437 full time equivalent jobs by the end of March 31, 2002. These incentives are based upon providing employment with minimum salary levels. During the third quarter, the Company recorded $131,402 in assistance from the Government of Canada. At September 30, 2001, $140,886 was receivable under this agreement. Payment for these incentives are payable within 60 days.

      During the year ended 2000, the Company entered into a financial contribution agreement with the Government of Quebec, Canada to open a contact center in Sherbrooke, Quebec, Canada. At December 31, 2000, $1,013,005 was receivable under this agreement. During the third quarter of 2001, the Company recorded $22,180 in total assistance from the government of Quebec. At September 30, 2001, $938,551 was receivable under this agreement. As of September 30, 2001, the Company had current and noncurrent deferred recognition of grant income totaling $496,981 as required to conform to the terms of the grant. Payment of the grants receivable as of September 30, 2001, will be received at various dates over the next 9 months.

      A refund of the above discussed grants may be required if the Company does not meet certain minimum job creation requirements. The management of the Company does not believe that any of the grant assistance recorded as of September 30, 2001, will be refundable.


(8) NEW ACCOUNTING STANDARDS

      On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets (the Statements). Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective for fiscal years beginning after December 15, 2001, goodwill will no longer be subject to amortization. Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.


(9) IMPAIRMENT COST

      In the third quarter of 2000, the Company recognized an impairment loss of $846,745 related to the goodwill recorded from its EBCC acquisition of August 1, 1997. The Company concluded an impairment charge was required based on projections of future cash flows to which the goodwill related.

PART I   FINANCIAL INFORMATION
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      ACI Telecentrics, Incorporated (ACI) provides telephone-based sales and marketing services, and internet-based customer servicing, primarily to the telecommunications, financial services, publishing and utilities industries. ACI was established in 1987 in Minneapolis, Minnesota. The Company operates ten outbound contact centers and two inbound/outbound/internet services contact centers; nine of which are located in five Midwest states, one in the state of California and two in the province of Quebec, Canada. The Company's corporate, administrative and sales functions are headquartered in Minneapolis, Minnesota. As of September 30, 2001, these 12 contact centers had 840 contacting stations, and the Company had approximately 1,900 full and part-time employees.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

      REVENUE. Revenues for the third quarter ended September 30, 2001 increased $1,267,249, or 18% to a record $8,267,003, compared to third quarter 2000 revenues of $6,999,754. Billable hours increased by 21% when compared to the prior year period. The increases in revenues and billable hours can primarily be attributed to increased internal capacity due to the opening of two new contact centers; one in April 2000 and the other in January 2001. The Company operated an average of 840 contact stations during the third quarter of 2001 compared to an average of 643 for the same period in 2000. Following the incident of September 11, 2001, the Company temporarily suspended a majority of its outbound and inbound calling activity due to sensitivity concerns, which reduced expected revenue by approximately $500,000.

      Financial services clients provided approximately 64% of third quarter 2001 revenues compared to approximately 50% of revenues during the third quarter of 2000. During the third quarter of 2001 and 2000, the Company's largest client represented approximately 19% and 21%, respectively, of total revenue. Other industry segments and their percentages of revenue in 2001 include telecommunications/utilities (25%), publishing (5%) and other miscellaneous (6%).

      COST OF SERVICES. Cost of services for the third quarter of 2001 increased $886,153, or 25% to $4,389,984, compared to $3,503,831 in the third quarter of 2000. The increase in cost of services is primarily the result of the 18% increase in revenues. Labor and benefits costs and long distance telephone costs increased when compared to the third quarter of 2000. This increase was partially offset by a sharp decrease in outsourced telemarketing service costs over the same period in 2000. Outsourced telemarketing services costs were negligible in the third quarter of 2001 as compared to the 2000 period. Outsourced telemarketing service costs are costs associated with the Company's utilization of other telemarketing companies for telemarketing some of the Company's clients' programs. During the third quarter of 2001, without the effect of the economic development grants for new jobs created at the Company's Quebec contact centers, cost of services would have increased 19% over the same period in 2000. For the third quarters of 2001 and 2000, cost of services was reduced by $359,520 and $474,538, respectively, for the net economic development grants.

      As a percentage of revenue, cost of services for the third quarter of 2001 increased by 3% to 53% compared to 50% in the third quarter of 2000. This increase was primarily the result of a 7% increase, as a percentage of revenue, in labor and benefits costs in the third quarter of 2001 over the same period in 2000. This increase in labor and benefits was offset by a decrease of 4%, as a percentage of revenue, in outsourced services expenses in the third quarter of 2001 when compared to the same period in 2000. Third quarter of 2001 cost of services for internally generated telemarketing was 53% in 2001 and 49% in 2000. Without the effect of the economic development grants, cost of services, as a percentage of revenue, would have decreased 3% to 54% compared to 57% in the third quarter of 2000. Without the effect of the economic development grants, cost of services for internally generated telemarketing would have been 57% in the third quarter of 2001.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total selling, general and administrative expenses for the three months ended September 30, 2001 increased $1,006,232, or 34% to $3,945,551, from $2,939,319 during the same period of
2000. As a percentage of revenue, selling, general and administrative expenses increased by 6% to 48% in 2001 compared to 42% during the third quarter of 2000. The increase in expenses for contact center operations during the third quarter of 2001, when compared to the same period in 2000, can be primarily attributed to the expenses associated with the Sherbrooke, Quebec and the Vaudreuil, Quebec contact centers which were opened in April 2000 and January 2001, respectively. Corporate selling, general and administrative expenses also increased in the third quarter of 2001 as compared to the same period in 2000. The increase in corporate expenses was primarily the result of an increase in costs of personnel hired to handle increased capacity associated with opening the two new contact centers and to handle expansion of future product lines and an increase in depreciation expense associated with upgraded technology that was installed in 2001 and 2000.

      IMPAIRMENT COST. During the third quarter of 2000, the Company recorded an impairment of asset charge of $846,745 related to goodwill recorded from its August 1997 acquisition of EBCC. See discussion in Note 9 of Notes to Consolidated Financial Statements.

      OPERATING LOSS. Due to the factors listed above, the Company recorded third quarter operating loss of $68,532, a $221,609 decrease compared to the third quarter 2000 operating loss of $290,141. As a percentage of revenue, the operating loss was 1% during the 2001 quarter and 4% during the 2000 quarter. The Company would have had an operating loss of $428,052 in the third quarter of 2001 compared to operating loss of $764,679 in the same quarter of 2000, if the effect of the economic development grants is not considered.

      OTHER INCOME AND EXPENSES, NET. Net interest expense was $56,125 in the third quarter of 2001 compared to $47,994 in the same period of 2000. The increase in net interest expense was the result of increases in borrowing activity under the Company's line of credit and equipment lease financing. Other expenses increased due to an increase in foreign currency translation expense as a result of the opening of two contact centers in Canada; one in April 2000 and the other in January 2001.

      NET LOSS AND NET LOSS PER SHARE. Pretax loss for the three months ended September 30, 2001 was $188,427, a $159,551 decrease compared to pretax loss of $347,978 in the same period of 2000. The Company recorded an income tax benefit of $72,000 for the third quarter of 2001 and $135,000 in the third quarter of 2000. The effective tax rate was 38% and 39%, respectively, for the third quarter of 2001 and 2000. The pretax loss for the third quarter of 2001 would have been $547,947 and the income tax benefit would have been $209,000 when the effect of the economic development grants is not considered. The pretax loss for the third quarter of 2000 would have been $822,516 and the income tax benefit would have been $321,000 when the effect of the economic development grants is not considered. The net loss for the third quarter of 2001 was $116,427, or $.02 per basic and diluted share basis compared to a net loss of $212,978, or $.04 per basic and diluted share basis in the third quarter of 2000. When the effect of the economic development grants is not considered, the net loss for the third quarter of 2001 would have been $338,947, or $.06 per basic and diluted share basis as compared to a net loss in the third quarter of 2000 of $501,516, or $.09 per share on a basic and $.08 on a diluted share basis.

NINE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

      REVENUE. Revenues for the nine months ended September 30, 2001 increased $3,674,046, or 17% to a record $25,734,579, compared to 2000 revenues of $22,060,533. Billable hours increased by 18% when compared to the prior year period. The increases in revenues and billable hours can primarily be attributed to increased internal capacity due to the opening of two new contact centers; one in April 2000 and the other in January 2001. The Company operated an average of 832 contact stations during the first nine months of 2001 compared to an average of 589 for the same period in 2000. Following the incident of September 11, 2001, the Company temporarily suspended a majority of its outbound and inbound calling activity due to sensitivity concerns, which reduced expected revenue by approximately $500,000.

      Financial services clients provided approximately 64% of the 2001 nine month revenues compared to approximately 51% of 2000 revenues. During the nine months ended September 30, 2001 and 2000, the Company's largest client represented approximately 17% and 22%, respectively, of total revenue. Other industry segments and their percentages of revenue in 2001 include telecommunications/utilities (26%) and publishing (7%).

      COST OF SERVICES. Cost of services for the nine months ended September 30, 2001 increased $565,214, or 4% to $13,154,444, compared to $12,589,230 during the 2000 period. The increase in cost of services is primarily the result of the 17% increase in revenues offset by the effect of the economic development grants reducing cost of services. Labor and benefits costs and long distance telephone costs increased when compared to 2000. Outsourced telemarketing service costs decreased sharply when compared to the same period of 2000. Outsourced telemarketing services costs were negligible in 2001 as compared to 2000. Outsourced telemarketing service costs are costs associated with the Company's utilization of other telemarketing companies for telemarketing some of the Company's clients' programs. During the nine months ended September 30, 2001, without the effect of the economic development grants, cost of services would have increased by 11% when compared to the nine months ended September 30, 2000. For the first nine months of 2001 and 2000, cost of services was reduced by $1,630,087 and $710,186, respectively, for the net economic development grants.

      As a percentage of revenue, cost of services for the first nine months of 2001 decreased by 5% to 52% compared to 57% in the same period of 2000. This decrease was primarily the result of the effect of the economic development grants reducing cost of services and reduced utilization of outsourced telemarketing services. Outsourced telemarketing services expenses decreased, as a percentage of revenue, in 2001 when compared to 2000. Labor and benefits costs increased in 2001 when compared to 2000. Cost of services for internally generated telemarketing was 51% in 2001 and 52% in 2000. Without the effect of the economic development grants, cost of services in 2001, as a percentage of revenue, would have decreased 3% to 57% compared to 60% in 2000. Without the effect of the economic development grants, cost of services for internally generated telemarketing would have been 57% in 2001 and 56% in 2000.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total selling, general and administrative expenses for the first nine months of 2001 increased $3,574,412, or 46% to $11,406,916, from $7,832,504 during 2000. As a percentage of revenue, selling, general and administrative expenses increased by 9% to 45% in 2001 compared to 36% during the same period of 2000. The increase in expenses for contact center operations during the nine months ended September 30, 2001 when compared to the same period in 2000 can primarily be attributed to the expenses associated with the contact centers which were opened in April 2000 and January 2001, respectively. Corporate selling, general and administrative expenses also increased in 2001 as compared to the same period in 2000. The increase in corporate expenses was primarily the result of an increase in costs of personnel hired to handle increased capacity associated with opening the two new contact centers and to handle expansion of future product lines and an increase in depreciation expense associated with upgraded technology installed during 2001 and 2000. During the first nine months of 2001, without the effect of the economic development grants, selling, general and administrative expenses would have been $11,661,659, an increase of $3,602,319 or 45% as compared to 2000. For 2001 and 2000, selling, general and administrative expenses were reduced by $254,743 and $226,836, respectively, for the net economic development grants.

      IMPAIRMENT COST. During the third quarter of 2000, the Company recorded an impairment of asset charge of $846,745 related to goodwill recorded from its August 1997 acquisition of EBCC. See discussion in Note 9 of Notes to Consolidated Financial Statements.

      OPERATING INCOME. As a result of the factors listed above, operating income for the first nine months of 2001 was $1,173,219, a $381,165 increase compared to 2000 operating income of $792,054. As a percentage of revenue, operating income was 5% and 4%, respectively, for the nine months ended September 30, 2001 and 2000. The Company would have had operating losses of $711,611, or 3% of revenue, and $144,968, or 1% of revenue, in 2001 and 2000, respectively, if the effect of the economic development grants is not considered.

      OTHER INCOME AND EXPENSES, NET. Net interest expense was $211,228 in 2001 compared to $121,248 in 2000. The increase in net interest expense was the result of increases in borrowing activity under the Company's line of credit and equipment lease financing. Other expenses increased due to an increase in foreign currency translation expense as a result of the opening of two contact centers in Canada; one in April 2000 and the other in January 2001.

      NET INCOME AND NET INCOME PER SHARE. Pretax income for the first nine months of 2001 was $826,024, a $165,734 increase compared to pretax income of $660,290 in the same period of 2000. The Company recorded an income tax expense of $324,000 in 2001 and $259,000 in 2000. The effective tax rate for both periods was 39%.

The pretax loss for the first nine months of 2001 would have been $1,058,806 and the income tax benefit would have been $413,000 when the effect of the economic development grants is not considered. The pretax loss for the same period in 2000 would have been $276,732 and the income tax benefit would have been $108,000 when the effect of the economic development grant is not considered. Net income for the first nine months of 2001 was $502,024 or $.09 per basic share and $.08 per diluted share compared to net income of $401,290, or $.07 on a basic and diluted share basis in 2000. When the effect of the economic development grants is not considered, the net loss for 2001 would have been $645,806, or $.11 per share on a basic and diluted share basis and the net loss for 2000 would have been $168,732, or $.03 per share on a basic and fully diluted basis.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has historically used cash from operating activities, bank borrowings, capital leases and public and private sector financing received in connection with the opening of contact centers as its primary sources of liquidity. The public and private sector (grants/financings) have included outright grants, low interest rate loans, forgivable loan arrangements, and reimbursement for certain expenses and leasehold improvements. On January 30, 1998, the Company entered into a $2,000,000 Revolving Credit Loan Agreement, which accrues interest at the prime rate on outstanding borrowings (6% at September 30, 2001). The borrowing base includes, and is secured by, certain accounts receivable and furniture and equipment. The loan agreement also contains provisions requiring compliance with certain financial covenants including prohibiting the payment of cash dividends without the bank's consent. Effective April 30, 1999, the Company and its lending institution executed an "Amended and Restated Revolving Credit Loan Agreement" that amended certain loan covenants and other loan provisions. On August 21, 2000, the Company and its lending institution executed a Second Amendment to the Revolving Credit Loan Agreement. In addition to increasing the line of credit to $4,000,000, the Second Amendment amended certain loan covenants and other loan provisions. A third amendment, the "Amended and Restated Revolving Credit Loan Agreement", was executed on March 23, 2001, between the Company and its lending institution. This amendment allowed for a one-time advance of $763,000 on a term note with a maturity date of September 30, 2001, and accrued interest at the prime rate on outstanding borrowings. As of September 30, 2001, this one-time advance of $763,000 had been repaid. The third amendment also modified certain loan covenants and other loan provisions. On August 16, 2001, a fourth amendment to the Revolving Credit Loan Agreement was executed between the Company and its lending institution. This fourth amendment changed certain loan covenants and other loan provisions. The "Amended and Restated Revolving Credit Loan Agreement" expires on July 31, 2002. As of September 30, 2001, the Company was in compliance with all covenants. At September 30, 2001, the Company had no outstanding borrowings under the revolving line of credit.

      At September 30, 2001, the Company had cash and cash equivalents of $1,295,124 compared to $100,607 at December 31, 2000. For the nine months ended September 30, 2001 and 2000, cash provided by operating activities was $6,361,020 and $2,796,715, respectively. Included in cash provided by operating activities in the 2001 period is $4,216,177 of net changes in working capital components related to the growth of the Company, depreciation and amortization of $1,667,071, and net income of $502,024. Cash used by non-cash net charges of $24,252 offset this increase in cash. Included in cash provided by operating activities in the 2000 period is $564,430 of changes in working capital components related to the growth of the Company, depreciation and amortization of $950,020, net income of $401,290 and other non-cash net charges of $880,975.

      Net cash used by investing activities in the first nine months of 2001 and 2000 was $2,415,410 and $2,380,182, respectively. The primary use of cash by investing activities included expenditures for property and equipment of $2,971,805, which was offset by a decrease of $556,395 in deposits on equipment and technology. During the 2000 period the primary uses of cash by investing activities included deposits of approximately $1,250,000 on the setup and expansion of the Sherbrooke, Canada contact center and expenditures for property and equipment of $990,176.

      Net cash used by financing activities during the nine months ended September 30, 2001 and 2000 was $2,751,093 and $494,841, respectively. The primary uses of cash during the first nine months of 2001 were $2,501,617 of net repayments under the Company's revolving line of credit and term note and repayments of $458,744 of capital leases. Cash used by financing activities in 2001 was partially offset by proceeds of $202,634 from equipment acquired through capital leases and proceeds of $6,634 from the issuance of common stock under the Company's Employee Stock Purchase Plan. The primary use of cash during the first nine months of 2000 was $219,308 of net repayments under the Company's revolving line of credit and repayments of $290,357 of capital leases. The Company issued stock under its Employee Stock Purchase Plan for $14,324 which partially offset the uses of cash by financing activities in 2000.

      During the nine months ending September 30, 2001and 2000, the Company acquired assets, at a cost of $826,193 and $378,993, through capital leases.

      As a result, net cash and cash equivalents increased by $1,194,517 during the first nine months of 2001 compared to a decrease of $78,308 in 2000. The Company believes that funds which should be generated from future operations, amounts available under the revolving line of credit and term note arrangement, amounts receivable from the province of Quebec economic development grants for new jobs created and funds obtained through equipment financing leases will be sufficient to finance its current and future business operations, including working capital requirements, although there can be no guarantee that these funds will be available at terms acceptable to the Company, if at all.

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

OUTLOOK

      Statements made in the second paragraph of this "Outlook" section are "forward-looking statements" made under the safe harbor provision of the Securities Litigation Reform Act. The following forward-looking statements are subject to risks and uncertainties discussed in the third paragraph that could cause actual results to differ materially from those expressed or implied by such statements.

      Management believes that total marketing expenditures by US companies directed towards multi-channel customer contacts will continue to grow and that the trend for these companies will be towards outsourcing their multi-channel marketing programs to companies like ACI. In addition, the Company believes that Internet-based online customer service support is the next step in consumer contact, and the Company has positioned itself to take advantage of the growth in that market segment. The Company anticipates that the demand for its traditional telemarketing services will continue to grow through 2001 along with growth resulting from the Company's expansion into the Internet customer service business. In order to meet this increased demand for traditional telemarketing services and Internet-based customer service, during January 2001, the Company opened a 100 seat contact center in Vaudreuil, Quebec, Canada. In 2001, the Company expects to spend approximately $3,800,000 on capital expenditures to equip contact centers and develop the Internet customer service business applications. The Company intends to finance the majority of its capital expenditure needs through equipment financing leases; however, there is no assurance that equipment finance leases will be available at terms acceptable to the Company.

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

PART II        OTHER INFORMATION

ITEM 1 - 5     NOT APPLICABLE

ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K.
               (a)  Exhibits:
                    None

               (b)  Reports on Form 8-K
                    None

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ACI TELECENTRICS, INCORPORATED
                                        Registrant



Dated: /s/ November 14, 2001            By: /s/ WILLIAM NOLTE
       -------------------------            ------------------------------------
                                        William Nolte
                                        Executive Vice President of Finance and
                                        Chief Financial Officer
                                        (Principal Accounting Officer)



Dated: /s/ November 14, 2001            By: /s/ RICK N. DIAMOND
       -------------------------            ------------------------------------
                                        Rick N. Diamond
                                        Chief Executive Officer and Director