Form 10KSB
period 2001-12-31
ACI TELECENTRICS INC
filed 2002-04-01
CIK 1020998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

Issuer's revenues for its most recent fiscal year:  $32,893,916.

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of March 18, 2002, was approximately $1,270,966 based upon the average of the closing bid and asked prices of the Registrant's Common Stock on such date.

There were 5,781,485 shares of Common Stock, no par value, outstanding as of March 18, 2002.

                            ------------------------

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference pursuant to Rule 12b-23: Portions of the Registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders are incorporated by reference into Items 9, 10, 11 and 12 of Part III.

Transitional Small Business Disclosure Format (check one). Yes [ ] No [X]

                                    I N D E X


Description                                                                                                    Page

PART I                                                                                                         1
       ITEM 1.    DESCRIPTION OF BUSINESS......................................................................1
       ITEM 2.    DESCRIPTION OF PROPERTY......................................................................3
       ITEM 3.    LEGAL PROCEEDINGS............................................................................4
       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................4
PART II                                                                                                        6
       ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....................................6
       ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS..................................................................7
       ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................16
       ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE.......................................................34
PART III
       ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                    COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.........................................34
       ITEM 10.   EXECUTIVE COMPENSATION......................................................................34
       ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT................................................................................34
       ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................34
       ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K............................................................35

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

GENERAL

        ACI Telecentrics, Inc. (the Company or ACI) was incorporated under the name Automated Communications, Incorporated under Minnesota law on January 13, 1987 and changed its name to ACI Telecentrics, Inc. on July 26, 1996. The Company provides telephone-based sales and marketing services, broadly defined as teleservices. As of December 31, 2001, the Company operated 887 workstations in 12 call centers located in Minnesota, North Dakota, South Dakota, Nebraska, Indiana, California, and Quebec, Canada.

        In the telecommunications industry, the Company markets long distance and a variety of network services to the customers of Regional Bell Operating Companies. In the publishing industry, the Company's telemarketing programs assist magazine publishers in acquiring new subscribers and soliciting subscription renewals. In the financial services industry, the Company conducts telemarketing projects for banks and financial services companies in the areas of insurance; credit card customer acquisition, retention, and renewal; credit card enhancement services; account generation and retention; and customer service. The Company's revenue and income from operations for fiscal 2001 were $32,893,916 and $389,448, respectively. This represents an increase in revenue of 4% and a decrease in income of 73%, respectively, compared to 2000.

INDUSTRY AND MARKET

        The Company believes that the telemarketing sector of marketing expenditures will continue to grow and that the trend toward outsourcing telemarketing programs will continue. Many companies choose to use telemarketing for customer retention, customer service and customer care programs in addition to the traditional sales programs. The telecommunications and financial services industries, which ACI already serves, are undergoing deregulation or consolidation, which provides the Company with additional growth opportunities as these businesses search for low-cost solutions for their marketing, sales and customer support needs. In 2001, businesses within the telecommunications, publishing, and financial services industries accounted for most of the Company's revenues. The industries targeted by the Company and the principal services provided are described below.

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

SALES AND MARKETING

        ACI's marketing strategy emphasizes customized marketing solutions tailored to meet the individual client's needs. The Company attracts clients through direct prospecting by its sales force, encouraging referrals from existing clients who are satisfied with the Company's quality service and gaining business through other divisions of companies who are current clients.

PRINCIPAL CUSTOMERS

        In 2001, the Company's three largest clients and the percentage of 2001 revenues attributable to such clients were one of the top credit card issuers in the nation (12%), one of the nation's largest providers of consumer membership programs (16%), and one of the nation's largest telephone operating companies (16%).

COMPETITION

        The telemarketing industry is highly competitive, but also continues to be highly fragmented. The Company competes with both in-house telemarketing organizations as well as other independent outsource telemarketing operations. In-house telemarketing organizations provide a variety of services to their organizations and comprise the majority of the telemarketing industry. Independent telemarketing organizations range from numerous small, single-facility operations to large, multifacility operations such as SITEL Corporation, APAC Teleservices Inc., TeleSpectrum Worldwide, Inc., RMH Teleservices, Inc. and West Telemarketing Corporation. The Company also competes with other forms of marketing, such as direct mail, television, and radio. The Company believes that the primary competitive factors in the telephone-based marketing industry are reputation for quality service, marketing results, technological expertise, price, and the ability to design customized marketing programs that address the needs of clients. The Company believes that most of its competitors are, like ACI, highly dependent on a small number of clients for a large percentage of their business.

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

        A number of states have enacted or are considering legislation to regulate telemarketing. For example, several states impose license or bond requirements upon telemarketers. There are also several states that publish and maintain a state run "Do Not Call List." The Company subscribes to these lists. All telephone numbers to be called by ACI are cross referenced against the "Do
Not Call" lists. "Do Not Call" numbers are then stricken from the lists of telephone numbers to be called by ACI. From time to time bills are introduced in the U.S. Congress or state legislatures that could further regulate certain aspects of the telemarketing business. The Company cannot predict whether any such proposed legislation will become law or what effect such laws would have on the business of the Company.

        Several of the industries served by the Company are subject to varying degrees of government regulation, particularly the financial services industry. Clients in these industries are obligated to provide the Company with scripts for the Company's telemarketers, which comply with applicable industry regulations. Although compliance with these regulations is generally the responsibility of the Company's clients, the Company could be subject to a variety of enforcement or private actions for its failure or the failure of its clients to comply with such regulations as the same relate to telemarketing operations.

PERSONNEL

        The Company had approximately 1,600 full- and part-time employees as of December 31, 2001. None of the Company's employees are subject to a collective bargaining agreement and the Company believes its relationship with its employees is good.

ITEM 2.           DESCRIPTION OF PROPERTY

FACILITIES

        The Company's corporate headquarters are located in Minneapolis, Minnesota in a leased facility consisting of approximately 14,800 square feet of office space. The lease expires on March 31, 2003.

        The Company also leases 12 contact center facilities in the Midwest, California, and Quebec, Canada. Information related to those call centers is as follows:

                              Year Opened/                                                            Number of
      Location                  Acquired                   Term                 Expires             Workstations

Twin Valley, MN                  1993                      5 yr                  8/03                      40

Valley City, ND                  1995                      5 yr                  5/05                      48

Devils Lake, ND                  1996                 Month to Month              N/A                      32

Redfield, SD                     1997                 Month to Month              N/A                      48

Pierre, SD                       1997                      5 yr                  4/02                      40

Chadron, NE                      1997                      10 yr                 7/07                      60

Valentine, NE                    1998                      10 yr                 11/07                     33

Ogallala, NE                     1998                      10 yr                 1/08                      48

Schererville, IN                 1997                      6 yr                  3/07                      96

Redding, CA                      1999                      5 yr                  8/04                     144

Sherbrooke, PQ                   2000                      7 yr                  5/07                     194

Vaudreuil, PQ                    2001                      7 yr                  12/07                    104
                                                                                                        -----
Total  workstations at December 31, 2001                                                                  887
                                                                                                        =====


ITEM 3.           LEGAL PROCEEDINGS

        The Company is also involved in other legal actions in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, management believes that there is no pending legal proceeding against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company's financial position or results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of 2001.

EXECUTIVE OFFICERS OF THE COMPANY

        The name and ages of all of the Company's executive officers and the positions held by them are listed below.

Name                   Age              Position

Rick N. Diamond        39     Chairman of the Board, Chief Executive Officer,
                              Secretary, and Director

Gary B. Cohen          40     President and Director

Dana A. Olson          40     Chief Operating Officer

Lois J. Dirksen        46     Executive Vice President of Client Services

William E. Sorenson    41     Chief Information Officer


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

         LOIS J. DIRKSEN joined ACI as a Vice President in May 1995 and became Executive Vice President of Client Services in August 2001. Prior to joining the Company, Ms. Dirksen was Vice President of Sales for Rezound International, a publisher of audio books, from April 1994 to May 1995 and Director of Direct Response for Minnesota Mutual from March 1990 to April 1994. Ms. Dirksen holds a B.S. degree in Political Science from Arizona State University.

         WILLIAM E. SORENSON joined ACI as Chief Information Officer in February 2000. Prior to joining the Company, Mr. Sorenson was Vice President of Technology for Eliance Corp./WebHelp.com and a Technology Leader for Travelers Express, Inc. for over ten years. Mr. Sorenson holds a B.A. degree from Bethel College and is active in the technology community.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Since June 11, 1999, the Company's Common Stock has been traded on the over-the-counter markets of the National Association of Securities Dealer's Electronic Bulletin Board under the symbol ACIT. On June 10, 1999, Nasdaq informed the Company that it was being delisted from the Nasdaq SmallCap Market where the Company's Common Stock had been traded since October 21, 1996. Prior to October 21, 1996, the Company's Common Stock was not publicly traded. The following table sets forth the high and low bid prices and the closing sales prices for the Company's Common Stock as reported by OTC Bulletin Board. The bid quotations represent interdealer prices without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Year Ended December 31, 2001       High             Low             Close

        First Quarter            $  1.56          $ 0.81          $  0.91
        Second Quarter              2.00            0.85             1.60
        Third Quarter               2.35            0.80             0.80
        Fourth Quarter              1.15            0.80             1.00

Year Ended December 31, 2000       High             Low             Close

        First Quarter            $  3.38          $ 0.75          $  2.50
        Second Quarter              2.25            1.00             1.88
        Third Quarter               2.06            1.50             1.75
        Fourth Quarter              1.50            0.75             1.25


        On March 18, 2002, the fair market value of the Company's Common Stock was $5,318,966 based on the average of the closing bid and asked prices on that date. As of March 18, 2002, the Company had approximately 150 shareholders of record. The Company estimates that an additional 430 stockholders own stock held for their accounts at brokerage firms and financial institutions (commonly known as "in street name").

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        OVERVIEW

        ACI provides telephone-based sales and marketing services primarily to the telecommunications, publishing, and financial services industries. The Company operates twelve contact centers in five Midwest states, California, and Sherbrooke and Vaudreuil, Canada, which as of December 31, 2001 had 887 outbound and inbound calling workstations. The Company had approximately 1,600 full- and part-time employees as of December 31, 2001.

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

        RESULTS OF OPERATIONS

        The following table sets forth items from the Company's Statements of Operations as percentages of net revenue:


Years ended December 31,                                                2001             2000              1999

Net telemarketing revenue                                              100.0%            100.0%           100.0%
Cost of services                                                        52.7              56.1             59.0
Selling, general, and administrative expenses                           45.9              36.7             37.0
Impairment cost                                                          0.2               2.7
Operating income                                                         1.2               4.6              4.0
Other expense                                                           (1.0)             (0.6)            (0.4)
Income before income taxes                                               0.2               4.0              3.6
Income tax expense                                                       0.1               1.6              1.3
Net income                                                               0.1               2.4              2.3



CRITICAL ACCOUNTING POLICIES

        In preparing the financial statements, the Company follows accounting principles generally accepted in the United States of America, which in many cases requires assumptions, estimates and judgments that affect the amounts reported. Many of these policies are relatively straightforward. There are, however, a few policies that are critical because they are important in determining the financial condition and results of operations and they can be difficult to apply. The most critical accounting policies applied in the preparation of the Company's financial statements relate to:

        o accounting for contingencies, under which the Company accrues an expense when it is probable that a liability has been incurred and the amount can be reasonably estimated;

        o  measuring impairment of long-lived assets

        o  accounting for economic development grants

        The difficulty in applying these policies arises from the assumptions, estimates and judgments that have to be made currently about matters that are inherently uncertain, such as future economic conditions, operating results and valuations as well as management intentions. As the difficulty increases, the level of precision decreases, meaning that actual results can and probably will be different from those currently estimated. The Company bases its assumptions, estimates and judgments on a combination of historical experiences and other reasonable factors.

        Contingencies, by their nature, relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential expense.

        We review our long-lived assets, such as fixed assets and goodwill for impairment whenever events or changes in circumstances indicate the carrying value amount of an asset or group of assets may not be recoverable. We consider a history of operating losses to be a primary indicator of potential asset impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows. Fixed assets or goodwill is deemed to be impaired if a forecast of undiscounted future operating cash flows directly related to such assets is less than its carrying amount.

        As discussed in Note 5 of Notes to Consolidated Financial Statements, the Company has many grant agreements, which have various different terms and requirements. Most of the agreements require the Company to maintain a minimum number of ongoing jobs and salary levels for a specific time period. The Company believes that it has conformed with such agreements, however, significant economic changes or the availability of labor in a call center market could adversely affect the Company's ability to meet the agreement terms and requirements.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

        REVENUE. Revenues for the year ended December 31, 2001 were $32,893,916, an increase of $1,398,577 or 4% when compared to 2000 revenues of $31,495,339. The increases in revenues and billable hours can primarily be attributed to increased internal capacity that was the result of opening a new contact center in January 2001. Because of the increased capacity, revenues derived from outsourcing in 2001 decreased to less than 1% compared to 13% in 2000.

        Financial services clients provided 63% and 51% of total 2001 and 2000 revenues, respectively. Other industry segments for 2001 included telecommunications (27%) and publishing (6%). During 2001, the Company's largest client represented 16% of total revenue. During 2000, the Company's largest client represented 21% of total revenue.

        In 2001, billable telemarketing hours increased 9% when compared to 2000; however, net revenue per billable telemarketing hour decreased by 4%. During 2001, the Company opened one contact center in Vaudreuil, Quebec, Canada. As of December 31, 2001, the Company operated a combined total of 887 inbound and outbound contact center workstations compared to 775 inbound and outbound call center workstations at December 31, 2000.

        COST OF SERVICES. Cost of services decreased 2% to $17,342,050 in 2001 from $17,657,512 in 2000. The decrease in costs of services is primarily the result of the 99% decrease in outsourcing costs. The reduced utilization of outsourcing was due to the Company's increased internal capacity that was the result of opening a new contact center in January 2001. Outsourcing costs are costs associated with the utilization of other telemarketing companies for telemarketing some of the Company's clients' programs. Outsourcing costs decreased to less than 1%, as a percentage, of total revenue in 2001 compared to 11% of total 2000 revenue. Increases in telemarketing service representative (TSR) labor and benefit costs and long distance telephone costs partially offset the decrease in outsourcing costs. TSR labor and benefit costs increased by 22% to $13,727,502, or 42% of total revenue in 2001 as compared to $11,247,055, or 36% of total revenue in 2000. As a percentage of revenue, long distance telephone costs increased from 8% in 2000 to 10% in 2001. Without the effect of the economic development grant (see Note 5 of Notes to Consolidated Financial Statements), cost of services would have increased $316,575, or 2% to $19,125,815. For the year 2001, cost of services was reduced by $1,783,765 for the economic development grants from the governments of Quebec and Canada for new jobs created at the Company's Sherbrooke and Vaudreuil contact centers. For the year 2000, cost of services was reduced by $1,151,728 for the economic development grant from the government of Quebec, Canada for new jobs created at the Company's Sherbrooke, Quebec contact center.

        SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses for 2001 increased by $3,539,641, or 31% to $15,084,216, compared to $11,544,575 in 2000. As a percentage of revenue, selling, general, and administrative expenses increased 9% to 46% in 2001 as compared to 37% in 2000. The increase in expenses in 2001 can primarily be attributed to expenses associated with the contact centers that were opened in April 2000 and January 2001; an increase in costs of corporate personnel hired to handle increased capacity and expansion of future product lines; and an increase in depreciation expense associated with the contact centers opened in April 2000 and January 2001, relocation of the Merrillville, IN contact center to Schererville, IN, and upgraded technology installed during 2001 and 2000. During 2001, without the effect of the economic development grants (see Note 5 of Notes to Consolidated Financial Statements), selling, general and administrative expenses would have been $15,338,959, an increase of $3,567,548, or 30%, as compared to 2000. For 2001 and 2000, selling, general and administrative expenses were reduced by $254,743 and $226,836, respectively, for the net economic development grants.

        IMPAIRMENT COST. During the fourth quarter of 2001, the Company recorded a non-cash impairment of asset charge of $78,202 related to the write-down of long-lived assets during the first quarter of 2002. During the third quarter of 2000, the Company recorded an impairment of asset charge of $846,745 related to goodwill recorded from its August 1997 acquisition of EBCC. See discussion in
Note 1 of Notes to Consolidated Financial Statements.

        OPERATING INCOME (LOSS). As a result of the factors discussed above, the Company recorded operating income of $389,448 compared to 2000 operating income of $1,446,507. Operating loss for 2001 would have been $1,649,060 and operating income for 2000 would have been $67,943 when the effect of the economic development grant is not considered.

        OTHER INCOME AND EXPENSES, NET. Other expenses were $320,968 in 2001 compared to $188,226 in 2000. Net interest expense of $251,825 in 2001 compared to net interest expense of $178,138 in 2000 was the result of an increase in borrowing activity under the Company's line of credit and an increase in equipment lease financing. Other expenses increased due to an increase in foreign currency translation expense as a result of the opening of two contact centers in Canada; one in April 200 and the other in January 2001.

        INCOME TAX EXPENSE. The Company recorded income tax expense of $27,000 in 2001 compared to $497,000 in 2000. The 2001 expense was recorded at 39.4%, which is estimated to be the effective rate for federal and state taxes verses 39.5% used in 2000.

         NET INCOME (LOSS). Net income for 2001 was $41,480, or $0.01 per share on a basic and diluted basis compared to net income of $761,281 or $0.13 per share in 2000. When the effect of the economic development grants is not considered, net loss for 2001 would have been $1,193,294, or $0.21 per share on a basic and diluted basis as compared to net loss for 2000 of $72,773 or $0.01 per share on a basic and diluted basis.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         REVENUE. Revenues for the year ended December 31, 2000 were $31,495,339, an increase of $8,552,325 or 37% when compared to 1999 revenues of $22,943,014. The Company derived 12% of its 2000 revenues from outsourcing compared to 8% in 1999. The increases in revenues and billable hours can primarily be attributed to increased internal capacity due to the opening of two new call centers; one in September 1999 and the other in April 2000.

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

         COST OF SERVICES. Cost of services increased 30% to $17,657,512 in 2000 from $13,536,871 in 1999. The increase in cost of services is primarily the result of the 37% increase in revenues. As a percentage of revenue, telemarketing service representative (TSR) labor and benefit cost decreased to 36% of revenue in 2000 from 41% of revenue in 1999. Outsourcing costs, which are primarily costs associated with the utilization of other telemarketing companies for telemarketing, increased by 117% to $3,477,647 from $1,605,340. Outsourcing costs increased to 11% of total revenue in 2000 compared to 7% in 1999. Outsourced telemarketing services had a cost of 85% compared to 52% for internally generated telemarketing. Long distance telephone costs for telemarketing operations in 2000 increased by 21% to $2,667,944 from $2,205,787; however, as a percentage of total revenue, long distance telephone costs decreased from 10% in 1999 to 8% in 2000, primarily as the result of a rate decrease negotiated with the Company's long distance carrier, effective August 1, 1999. Without the effect of the economic development grant (see Note 5 of Notes to Consolidated Financial Statements), cost of services would have increased $5,272,370, or 39% to $18,809,241. For the year 2000, cost of services was reduced by approximately $1,152,000 for the economic development grant receivable from the province of Quebec for new jobs created at the Company's Sherbrooke, Quebec call center.

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses for 2000 increased by $3,058,213, or 36% to $11,544,575, compared to $8,486,362 in 1999. As a percentage of revenue, selling, general, and administrative expenses remained stable at 37% in 2000 compared to 1999. For 2000, selling, general, and administrative expenses were reduced by approximately $227,000 for net economic development grants receivable (see Note 5 of Notes to Consolidated Financial Statements) from the province of Quebec for new jobs created at the Company's Sherbrooke, Quebec call center.

        IMPAIRMENT COST. During the third quarter of 2000, the Company recorded an impairment of asset charge of $846,745 related to goodwill recorded from its August 1997 acquisition of EBCC. See discussion in Note 1 of Notes to Consolidated Financial Statements.

        OPERATING INCOME. As a result of the factors discussed above, the Company recorded operating income of $1,446,507 compared to 1999 operating income of $919,781. Operating income for 2000 would have been $67,943 when the effect of the economic development grant is not considered.

        OTHER INCOME AND EXPENSES, NET. Other expenses were $188,226 in 2000 compared to $83,652 in 1999. Net interest expense of $178,138 compared to net interest expense of $77,931 in 1999 was the result of an increase in borrowing activity under the Company's line of credit, an increase in equipment lease financing and lower cash investment balances producing lower interest income.

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

        LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2001, the Company had cash and cash equivalents of $1,459,214 compared to $100,607 and $199,295 at December 31, 2000 and 1999,
respectively. Cash provided by operating activities was $6,729,210 and $1,725,318, respectively, in 2001 and 2000 compared to cash used by operating activities of $1,455,758 in 1999. Cash provided by operating activities in 2001 was primarily from $4,384,453 of changes in working capital components related to the cash received from trade and grant receivable, depreciation and amortization of $2,106,281, net income of $41,480 and other noncash charges of $196,996. Cash provided by operating activities in 2000 was primarily from net income of $761,281 plus depreciation and amortization of $1,320,660 and other noncash charges of $1,081,976. Cash used by operating activities in 2000 was $1,438,599 of changes in working capital components related to the growth of the Company. Cash used by operating activities in 1999 was primarily $3,149,942 of changes in working capital components related to the growth of the Company offset by depreciation and amortization of $1,098,935 and other non-cash charges of $68,120. Cash provided by operating activities in 1999 was primarily from net income of $527,129.

        Net cash used by investing activities in 2001, 2000, and 1999 was $2,449,594, $3,102,514, and $261,061, respectively. During 2001, cash used by investing activities was primarily expenditures for property and equipment of $3,056,539 related to the new Vaudreuil contact center opened in January 2001 and upgrades on equipment and technology, which was partially offset by a decrease of $606,945 in deposits on equipment and technology. The primary use of cash by investing activities in 2000 was expenditures for property and equipment of $2,412,643 related to the opening of the Sherbrooke call center in April 2000 and deposits of approximately $544,000 on equipment for the setup of the new Vaudreuil call center in January 2001 and the expansion of current call centers. The primary use of cash by investing activities in 1999 was expenditures for property and equipment of $307,303 related to opening of the Sherbrooke call center and upgrading calling systems. These expenditures were partially offset by the proceeds from the sale of assets.

        Net cash used by financing activities in 2001 was $2,921,009 compared to net cash provided in 2000 and 1999 of $1,278,508 and $615,433, respectively. During 2001, the primary use of cash by financing activities was net repayments of $2,501,617 on the revolving line of credit plus capital lease repayments of $628,660. These uses of cash were offset by proceeds of $202,634 from equipment acquired through capital leases and proceeds of $6,634 from the issuance of common stock in the Employee Stock Purchase Plan. Net cash provided by financing activities in 2000 consisted of net borrowings from the revolving line of credit totaling $1,651,617 plus proceeds of $14,824 from the issuance of common stock in the Employee Stock Purchase Plan and exercise of stock options. The primary use of cash by financing activities in 2000 was the repayments of long-term debt and capital leases of $387,933. Net cash provided by financing activities in 1999 consisted of net borrowings from the revolving line of credit totaling $850,000 plus proceeds of $8,086 from the issuance of common stock in the Employee Stock Purchase Plan and exercise of stock options. These proceeds were offset by repayments of long-term debt and capital leases of $242,653 in 1999. As a result, net cash and cash equivalents increased $1,358,607 in 2001 and decreased by $98,688 and $1,101,386, respectively in 2000 and 1999.

        The Company has historically used cash from operating activities, bank borrowings, capital leases, and public and private sector financing in connection with the opening of contact centers as its primary sources of liquidity. The public and private sector (grants/financings) included low-interest rate loans, forgivable loan arrangements, and reimbursement for certain expenses and leasehold improvements. In 2001, the Company financed its activities with grant monies received from the provincal government of Quebec, Canada and the federal government of Canada, borrowings against its line of credit, and the financing of $1,032,339 of asset purchases through capital leases. The Company currently operates under a $4,000,000 Revolving Credit Loan Agreement dated August 16, 2001. The loan accrues interest at the prime rate on outstanding borrowings (4.75% at December 31, 2001). The borrowing base includes, and is secured by, certain accounts receivable and furniture and equipment. The loan agreement also contains provisions requiring compliance with certain financial covenants including prohibiting the payment of cash dividends without the bank's consent. The Revolving Credit Loan Agreement expires on July 31, 2002. At December 31, 2001, the Company had no outstanding borrowings under the Revolving Credit Loan Agreement with an available credit line of $4,000,000. On March 23, 2001, the Company and its lending institution executed an agreement which allowed for a one-time advance of $763,000 on a term note with a maturity date of September 30, 2001, and accruing interest at the prime rate on outstanding borrowings. As of September 30, 2001, this advance had been repaid.

        The Revolving Credit Loan Agreement requires the Company to meet certain financial covenants, which are calculated based upon total debt levels, tangible net worth, debt service, capital expenditures, and working capital. The Company was in compliance with all debt covenants at December 31, 2001.

        The Company believes that funds available at December 31, 2001 together with funds that should be generated from future operations, amounts available under the renegotiated Revolving Credit Loan Arrangement, and funds obtained through equipment financing leases will be sufficient to finance its current and future business operations including working capital requirements, although there can be no guarantee that these funds will be available at terms acceptable to the Company, if at all.

        OUTLOOK

        Certain of the statements contained in the Letter to Shareholders and repeated in this section are "forward-looking statements" made under the safe harbor provision of the Securities Litigation Reform Act. The following forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements.

        Management believes that total marketing expenditures by U.S. companies directed toward telemarketing will continue to grow and that the trend for these companies will be towards outsourcing their telemarketing programs to companies like ACI. In addition, the Company believes that Internet-based online customer service support is the next step in consumer contact and may be a growth opportunity in 2002. The Company anticipates that demands for its traditional outbound telemarketing services will continue to grow in 2002 along with growth in inbound telemarketing and Internet customer service business. In order to meet this increased demand for outbound and inbound telemarketing services and Internet-based customer service, the Company has signed a letter of intent to lease a new 150-seat contact center during 2002 in Caplan, Quebec, Canada. In 2002, the Company expects to spend approximately $1,000,000, on capital expenditures to equip the new Caplan, Quebec, Canada call center and for other minor business applications. The Company intends to finance the majority of its capital expenditure needs through equipment financing leases; however, there is no assurance that equipment financing leases will be available at terms acceptable to the Company.

        There is no assurance that the Company's marketing efforts will generate new business or that businesses will continue to outsource their telemarketing needs. As is common in the telemarketing industry, the Company's projects are often not subject to formal contracts and the agreements with its clients do not assure that ACI will generate a specific level of revenue, do not designate ACI as the client's exclusive service provider, and are terminable by the client on relatively short notice and without penalty. In addition, the amount of revenues ACI generates from a particular client generally is dependent upon their customers' interest in, and use of, the client's products or services. While the Company anticipates an increase in demand for its services in 2002, there is no assurance that the Company, due to the current low unemployment levels in communities where the Company has its older contact centers, will be able to hire and train sufficient telemarketing sales representatives to fully utilize the capacity to meet anticipated increased demands for the Company's services. As discussed in Item 1, changes in government regulations could have a significant impact on the performance of the Company.

        NEW ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, BUSINESS COMBINATIONS. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and all acquisitions dated July 1, 2001 or later. In July 1, 2001 the Company adopted the provision of SFAS No. 141. Management has determined that SFAS No. 141 does not have a material impact on the Company's financial position and results of operations.

        In July 2001, the FASB also issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 142 establishes new standards for accounting for goodwill and other intangible assets and is effective for the Company on January 1, 2002. Management has determined that SFAS No. 142 does not have a material impact on the Company's financial position or results of operations.

        In June 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets, except for certain obligations of lessees. SFAS No. 143 amends SFAS No. 19, FINANCIAL ACCOUNTING AND REPORTING BY OIL AND GAS PRODUCING COMPANIES. SFAS No. 143 is effective for the Company on January 1, 2003. Management is currently assessing what impact, if any, SFAS No. 143 will have on the Company's financial position or results of operations.

        In August 2001, the FASB also issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long lived assets and supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 also amends Accounting Research Bulletin No. 51, CONSOLIDATED FINANCIAL STATEMENTS, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 was effective for the Company on January 1, 2002. The Company does not expect SFAS No. 144 to have a material effect on the Company's financial position or results of operations.

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

        QUARTERLY RESULTS

        The telemarketing industry tends to be slower in the first and third quarters of the year because client marketing and customer service programs are typically slower in the post holiday and summer months. The Company has experienced and expects to continue to experience quarterly variations in revenues and operating income principally as a result of the timing of clients' telemarketing campaigns, the commencement of new contracts, changes in the Company's revenue mix, and the additional selling, general, and administrative expenses to acquire and support such new business.

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following financial statements of the Company are included herein:

               Independent Auditors' Report
               Consolidated Balance Sheets - December 31, 2001 and 2000 Consolidated Statements of Operations - December 31, 2001, 2000, and 1999
               Consolidated Statements of Cash Flows - December 31, 2001, 2000, and 1999
               Consolidated Statements of Shareholders' Equity - December 31, 2001, 2000, and 1999
               Notes to Consolidated Financial Statements - December 31, 2001, 2000, and 1999

INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders of ACI Telecentrics, Inc.


We have audited the accompanying consolidated balance sheets of ACI Telecentrics, Inc. and subsidiary (the Company) as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity and cash flow for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP


Minneapolis, Minnesota
March 27, 2002

ACI TELECENTRICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------


                                                                              2001          2000
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                               $ 1,459,214   $   100,607
   Trade receivables, less allowance for doubtful accounts of $199,000
     and $231,000, respectively                                              3,691,111     6,496,246
   Deferred income taxes (Note 9)                                              911,000       590,000
   Prepaid expenses                                                            141,120       248,547
   Grant receivable                                                            677,341     1,013,005
   Other current assets                                                          1,110       435,490
                                                                           -----------   -----------
           Total current assets                                              6,880,896     8,883,895

Property and equipment, net of accumulated depreciation (Note 2)             6,094,392     4,431,758

Other assets                                                                   140,360       747,305
                                                                           -----------   -----------
                                                                           $13,115,648   $14,062,958
                                                                           ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving line of credit (Note 3)                                                     $ 2,501,617
   Trade accounts payable                                                  $ 1,481,408     2,028,418
   Accrued compensation                                                        746,630       580,810
   Accrued expenses                                                            281,266        80,143
   Income taxes payable (Note 9)                                                92,282       119,230
   Current portion capital lease obligations (Note 3)                          669,731       400,909
   Current portion of deferred grant revenue (Note 5)                        1,070,530       140,000
                                                                           -----------   -----------
           Total current liabilities                                         4,341,847     5,851,127

LONG-TERM LIABILITIES:
   Capital lease obligations, less current portion (Note 3)                    774,217       639,361
   Deferred grant revenue, less current portion (Note 5)                        20,000       140,000
   Deferred income taxes (Note 9)                                            1,059,000       560,000
                                                                           -----------   -----------
           Total long-term liabilities                                       1,853,217     1,339,361

COMMITMENTS AND CONTINGENCIES (Notes 4 and 8)

SHAREHOLDERS' EQUITY (Note 7):
   Common stock, no par value; 15,000,000 shares authorized;
     5,781,485 and 5,775,241 shares issued and outstanding, respectively     6,659,989     6,653,355
   Retained earnings                                                           260,595       219,115
                                                                           -----------   -----------
           Total shareholders' equity                                        6,920,584     6,872,470
                                                                           -----------   -----------
                                                                           $13,115,648   $14,062,958
                                                                           ===========   ===========


See accompanying notes to consolidated financial statements.

ACI TELECENTRICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
--------------------------------------------------------------------------------

                                              2001            2000            1999
TELEMARKETING REVENUES:
   Outbound revenue                      $ 31,739,390    $ 31,369,848    $ 22,943,014
   Inbound revenue                          1,154,526         125,491
                                         ------------    ------------    ------------
            Total revenue                  32,893,916      31,495,339      22,943,014

COST OF SERVICES                           17,342,050      17,657,512      13,536,871

SELLING, GENERAL, AND
   ADMINISTRATIVE EXPENSES                 15,084,216      11,544,575       8,486,362

IMPAIRMENT COSTS (Note 1)                      78,202         846,745
                                         ------------    ------------    ------------
            Total costs                    32,504,468      30,048,832      22,023,233
                                         ------------    ------------    ------------

OPERATING INCOME                              389,448       1,446,507         919,781

OTHER INCOME (EXPENSE):
   Interest income                             25,482          16,353          15,633
   Interest expense                          (277,307)       (194,491)        (93,564)
   Other, net                                 (69,143)        (10,088)         (5,721)
                                         ------------    ------------    ------------
            Total other expense              (320,968)       (188,226)        (83,652)
                                         ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                     68,480       1,258,281         836,129

INCOME TAX EXPENSE                             27,000         497,000         309,000
                                         ------------    ------------    ------------

NET INCOME                               $     41,480    $    761,281    $    527,129
                                         ============    ============    ============

BASIC AND DILUTED NET INCOME PER SHARE   $        .01    $        .13    $        .09
                                         ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING:
   Basic                                    5,781,468       5,770,910       5,749,614
                                         ============    ============    ============
   Diluted                                  5,869,049       5,995,260       5,765,264
                                         ============    ============    ============


See accompanying notes to consolidated financial statements.

ACI TELECENTRICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
--------------------------------------------------------------------------------


                                                                       2001            2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $     41,480    $    761,281    $    527,129
   Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
     Depreciation and amortization                                   2,106,281       1,320,660       1,098,935
     Provision for losses on accounts receivable                        41,668         200,000
     Amortization of deferred grant revenue                           (140,000)       (150,700)       (233,901)
     Deferred income taxes                                             178,000         186,000         286,000
     Noncash impairment cost                                            78,202         846,745
     Equity based compensation                                                                          10,300
     Loss (gain) on disposal of assets                                  39,126             (69)          5,721
     Changes in operating assets and liabilities:
       Trade receivables                                             2,763,467      (1,282,895)     (3,956,920)
       Prepaid expenses                                                107,427         (41,706)        (14,831)
       Grant receivable                                                335,664      (1,013,005)
       Other current assets                                            434,380        (433,994)         49,278
       Deferred grants                                                 950,530
       Accounts payable, accrued compensation
         and accrued expenses                                         (180,067)      1,193,459         808,556
       Income taxes                                                    (26,948)        139,542         (36,025)
                                                                  ------------    ------------    ------------
            Net cash provided by (used in) operating activities      6,729,210       1,725,318      (1,455,758)

CASH FLOWS UTILIZED IN INVESTING ACTIVITIES:
   Purchases of property and equipment                              (3,056,539)     (2,412,643)       (307,303)
   Decrease in other assets                                                                             17,865
   Proceeds from sale of assets                                                                         40,000
   Decrease (increase) in deposits                                     606,945        (689,871)        (11,623)
                                                                  ------------    ------------    ------------
            Net cash used in investing activities                   (2,449,594)     (3,102,514)       (261,061)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                            6,634          14,824           8,086
   Proceeds from revolving line of credit                           13,106,221      19,015,556       3,800,000
   Payments on revolving line of credit                            (15,607,838)    (17,363,939)     (2,950,000)
   Repayments on capital leases                                       (628,660)       (387,933)       (242,653)
   Proceeds from equipment acquired through capital leases             202,634
                                                                  ------------    ------------    ------------
            Net cash (used in) provided by financing activities     (2,921,009)      1,278,508         615,433
                                                                  ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                 1,358,607         (98,688)     (1,101,386)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         100,607         199,295       1,300,681
                                                                  ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                          $  1,459,214    $    100,607    $    199,295
                                                                  ============    ============    ============


See accompanying notes to consolidated financial statements.

ACI TELECENTRICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                            COMMON STOCK
                                                            ------------                RETAINED
                                                        SHARES          AMOUNT          EARNINGS          TOTAL

BALANCES AT DECEMBER 31, 1998                           5,731,471     $  6,620,145    $ (1,069,295)    $  5,550,850

   Proceeds from stock options exercised                    1,000              500                              500
   Equity based compensation                                                10,300                           10,300
   Issuance of common stock under the
     Employee Stock Purchase Plan                          23,796            7,586                            7,586
   Net income                                                                              527,129          527,129
                                                     ------------     ------------    ------------     ------------

BALANCES AT DECEMBER 31, 1999                           5,756,267        6,638,531        (542,166)       6,096,365

   Proceeds from stock options exercised                    1,000              500                              500
   Issuance of common stock under the
     Employee Stock Purchase Plan                          17,974           14,324                           14,324
   Net income                                                                              761,281          761,281
                                                     ------------     ------------    ------------     ------------

BALANCES AT DECEMBER 31, 2000                           5,775,241        6,653,355         219,115        6,872,470

   Issuance of common stock under the
     Employee Stock Purchase Plan                           6,244            6,634                            6,634
   Net income                                                                               41,480           41,480
                                                     ------------     ------------    ------------     ------------

BALANCES AT DECEMBER 31, 2001                           5,781,485     $  6,659,989    $    260,595     $  6,920,584
                                                     ============     ============    ============     ============


See accompanying notes to consolidated financial statements.

ACI TELECENTRICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------
1.      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION AND NATURE OF BUSINESS - ACI Telecentrics, Incorporated
        (ACI) provides telephone-based sales and marketing services primarily to the telecommunications, publishing and financial services industries. ACI was established in 1987 in Minneapolis, Minnesota. Since that time, the Company has opened additional call center locations in Twin Valley, Minnesota; Valley City and Devils Lake, North Dakota; Redfield and Pierre, South Dakota; Chadron, Valentine, and Ogallala, Nebraska; Redding, California; Sherbrooke, and Vaudreuil, Quebec. Call centers open prior to June 1996 were operated as affiliated corporations through common ownership. Effective June 28, 1996, Automated Communications Incorporated and its affiliated companies were merged to form ACI Telecentrics, Incorporated. These financial statements include the results of operations of all companies for all periods presented. Effective April 7, 2000, the Company established the wholly owned subsidiary Corporation ACI Telecentrics Du Quebec, Inc.

        PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Corporation ACI Telecentrics Du Quebec, Inc., after elimination of intercompany transactions. Consolidated operations are included for 2001 and 2000.

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

        IMPAIRMENT OF LONG-LIVED ASSETS - During the first quarter of 2002, the Company transferred certain assets and the operations of three of its smaller contact centers to new owners because the facilities were outside of the Company's long-term operational strategy. As a result of this transfer, the Company recorded a non-cash impairment charge of $78,202 in 2001 based on projected future cash flows on the assets to be transferred.

        The Company periodically reviews its intangibles and property and equipment to determine potential impairment by comparing the carrying value of the assets with estimated future cash flows expected to result from the use of assets. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss.

        FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS - The estimated fair value of long-term debt and capital lease obligations approximates its carrying value due to variable rates of interest or fixed rates, which approximate current market rates. The fair value of all other financial instruments, other than investments as discussed above, approximates the carrying value due to the short-term nature of the financial instruments.

        INCOME TAXES - Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Income tax expense (benefit) is the tax payable (receivable) for the period and the change in deferred income tax assets and liabilities during the period.

        SEGMENT INFORMATION - In 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for reporting operating segment information based upon how the Company manages its operations. The Company manages its business as one operating segment.

        COMPREHENSIVE INCOME - In 1998, the Company also adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for the reporting of comprehensive income and its components. Comprehensive income is defined as the change in equity during the period of a business enterprise resulting from transactions and other events and circumstances from non-owner sources. Implementation of SFAS 130 did not have an effect on the Company's financial statements because comprehensive income (loss) is the same as the Company's net income
        (loss).

        NEW ACCOUNTING PRONOUNCEMENTS - In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, BUSINESS COMBINATIONS. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and all acquisitions dated July 1, 2001 or later. In July 1, 2001 the Company adopted the provision of SFAS No. 141. Management has determined that SFAS No. 141 does not have a material impact on the Company's financial position and results of operations.

        In July 2001, the FASB also issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 142 establishes new standards for accounting for goodwill and other intangible assets and is effective for the Company on January 1, 2002. Management has determined that SFAS No. 142 does not have a material impact on the Company's financial position or results of operations.

        In June 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets, except for certain obligations of lessees. SFAS No. 143 amends SFAS No. 19, FINANCIAL ACCOUNTING AND REPORTING BY OIL AND GAS PRODUCING COMPANIES. SFAS No. 143 is effective for the Company on January 1, 2003. Management is currently assessing what impact, if any, SFAS No. 143 will have on the Company's financial position or results of operations.

        In August 2001, the FASB also issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long lived assets and supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 also amends Accounting Research Bulletin No. 51, CONSOLIDATED FINANCIAL STATEMENTS, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 was effective for the Company on January 1, 2002. The Company does not expect SFAS No. 144 to have a material effect on the Company's financial position or results of operations.

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

2.      PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

                                                                     2001              2000

        Furniture                                                $   1,862,921    $    1,554,296
        Equipment                                                    8,988,406         6,344,883
        Leasehold Improvements                                         415,340           152,772
                                                                 -------------    --------------
                                                                    11,266,667         8,051,951
        Less accumulated depreciation and amortization               5,172,275         3,620,193
                                                                 -------------    --------------
        Net property and equipment                               $   6,094,392    $    4,431,758
                                                                 =============    ==============

        CAPITALIZED LEASES - For the years ended December 31, 2001 and 2000, the Company had equipment under capitalized leases totaling $2,534,748 and $1,764,847, respectively. Related accumulated depreciation of the equipment under capitalized leases totaled $936,093 and $587,946 at December 31, 2001 and 2000, respectively. Amortization of equipment under capital leases is included in depreciation expense.

        CAPITALIZED SOFTWARE - The Company capitalizes certain costs related to purchased and developed computer software for internal use. At December 31, 2001 and 2000, the Company had capitalized software of $623,807 and $259,311, respectively. Related accumulated depreciation of the software totaled $140,291 and $86,437, respectively. Amortization is provided on a straight-line basis over estimated useful lives of three years and is included in depreciation expense.

3.      CAPITAL LEASE OBLIGATIONS AND REVOLVING LINE OF CREDIT

        Capitalized lease obligations consist of the following at December 31:

                                                             2001              2000
        Capitalized leases                               $   1,443,948    $    1,040,270
        Less current portion                                   669,731           400,909
                                                         -------------    --------------
        Capitalized lease obligations                    $     774,217    $      639,361
                                                         =============    ==============

        Maturities of capitalized lease obligations are as follows:

        Year ending December 31:


        2002                                                        $     772,061
        2003                                                              529,017
        2004                                                              219,866
        2005                                                               82,838
        2006                                                               11,327
                                                                    -------------
        Total                                                           1,615,109
        Less amounts representing interest                                171,161
                                                                    -------------
        Present value of net minimum lease payments                 $   1,443,948
                                                                    =============

        The Company currently operates under a $4,000,000 Revolving Credit Loan Agreement dated August 16, 2001. The loan accrues interest at the prime rate on outstanding borrowings (4.75% at December 31, 2001). The borrowing base includes, and is secured by, certain accounts receivable and furniture and equipment. The loan agreement also contains provisions requiring compliance with certain financial covenants including prohibiting the payment of cash dividends without the bank's consent. The Revolving Credit Loan Agreement expires on July 31, 2002. At December 31, 2001, the Company had no outstanding borrowings under the Revolving Credit Loan Agreement with an available credit line of $4,000,000. On March 23, 2001, the Company and its lending institution executed an agreement which allowed for a one-time advance of $763,000 on a term note with a maturity date of September 30, 2001, and accruing interest at the prime rate on outstanding borrowings. As of September 30, 2001, this advance had been repaid.

        The Revolving Credit Loan Agreement requires the Company to meet certain financial covenants, which are calculated based upon total debt levels, tangible net worth, debt service, capital expenditures, and working capital. The Company was in compliance with all debt covenants at December 31, 2001. The Company's management believes the Company will be able to maintain compliance with its debt covenants through December 31, 2002.

4.      OPERATING LEASES

        The Company has various operating leases for its corporate office and 12 contact centers. Several of the operating leases contain renewal provisions.

        At December 31, 2001, future minimum lease payments under operating and capital leases that have initial noncancelable lease terms in excess of one year, not including shared operating costs, are as follows:

        Year ending December 31:

        2002                                                $      996,119
        2003                                                       833,509
        2004                                                       736,947
        2005                                                       658,996
        2006                                                       665,296
        Thereafter                                                 360,651
                                                            --------------
                                                            $    4,251,518

        Rent expense incurred on all operating leases was approximately $1,338,662, $831,691, and $571,000 for the years ended December 31,
        2001, 2000, and 1999, respectively.

5.      GRANT AGREEMENTS

        One of the Company's strategies is to locate its call centers in smaller, more rural communities. These communities often provide advantageous economic incentives for locating facilities in these areas. These incentives include grants, low interest loans, favorable facility leases, funds for employee training, and equipment subsidies.

        During the first quarter of 2001, the Company entered into a financial contribution agreement with the Government of Quebec, Canada. Under the agreement the Company agreed to open a contact center in Vaudreuil, Quebec, Canada for certain financial incentives. These incentives are based upon providing sustained employment for three years and are awarded based on each job created. The Company must maintain a minimum of 50 ongoing jobs but can create up to 626 for which it will receive financial contributions. If there is a decrease in cumulative jobs created, future reimbursement is limited until the Company exceeds previously reimbursed employment levels. During 2001, the Company recorded $1,085,278 in assistance from the Government of Quebec. At December 31, 2001, $153,710 was receivable under this agreement. As of December 31, 2001, the Company had current and noncurrent deferred recognition of grant income totaling $493,799 as required to conform to the terms of the grant. Payment of the grants receivable as of December 31, 2001, will be received at various dates over the next nine months.

        During the first quarter of 2001, the Company entered into a financial contribution agreement with the Federal Government of Canada. Under the agreement, the Company agreed to create 437 fulltime equivalent jobs by the end of March 31, 2002. These incentives are based upon providing employment with minimum salary levels. During 2001, the Company recorded $781,714 in assistance from the Government of Canada. At December 31, 2001, $180,798 was receivable under this agreement. Payment for these incentives are payable within 90 days.

        During the first quarter of 2001, the Company entered into a financial contribution agreement with the Government of Quebec, Canada. Under the agreement, the Company was reimbursed for training costs associated with the Sherbrooke contact center. During 2001, the Company recorded $107,780 in assistance from the Government of Quebec.

        During the year ended 2000, the Company entered into a financial contribution agreement with the Government of Quebec, Canada to open a contact center in Sherbrooke, Quebec, Canada. At December 31, 2000, $1,103,005 was receivable under this agreement. During 2001, the Company recorded $63,736 in total assistance from the government of Quebec. At December 31, 2001, $342,833 was receivable under this agreement. As of December 31, 2001, the Company had current and noncurrent deferred recognition of grant income totaling $456,731 as required to conform to the terms of the grant. Payments of the grants receivable as of December 31, 2001, will be received at various dates over the next nine months.

        A repayment of the above discussed grants may be required if the Company does not meet certain minimum job creation requirements. The management of the Company does not believe that any of the grant assistance recorded as of December 31, 2001, will be refundable.

        During 1997, the Company executed three Memoranda of Understandings with the Nebraska Department of Economic Development and three Nebraska communities. Under the agreements, the Company agreed to open call centers in three communities (Chadron, Valentine, and Ogallala) in 1997 and 1998. The aggregate amount of the grants received from the three communities and state was $700,000. All grants are forgivable over a five-year period from the date of the grant. Grant amounts received are as follows: Valentine - $200,000, Ogallala - $200,000; and Chadron - $300,000.

        In April 1996, the Company opened a call center in Devils Lake, North Dakota. The Company received assistance from Devils Lake Community Development Corporation, including $25,000 for reimbursement of start-up costs, $150,000 in equipment leases, which was forgiven over five years, $150,000 in leasehold improvements, and a 6%, $50,000 loan.

        In September 1996, the Company opened a call center in Redfield, South Dakota. The Company received $500,000 in assistance from the Redfield Industrial Development Corporation, including

        $200,000 of leasehold improvements and $300,000 of equipment purchased by Redfield Industrial Development for which the Redfield Industrial Development retains ownership. The Company has the option to purchase the equipment at fair market value.

        In July 1995, in connection with the opening of the Valley City, North Dakota facility, the Company received assistance from Valley City Development Corporation, including $25,000 to reimburse start-up costs, approximately $150,000 in leasehold improvements, and a $107,000 equipment lease for which the lease payments were forgiven over five years ending June 2000.

        Reimbursement of start-up costs for the Valley City and Devils Lake call centers was offset against the corresponding expense. Payments received by the Valley City and Devils Lake call centers for leasehold improvements reduced the values of the recorded assets. The $700,000 Nebraska grants were recorded as deferred liabilities in the consolidated balance sheets, and are being amortized as a reduction of administrative expenses when amounts are forgiven. Amortization of deferred grant liabilities was approximately $140,000, $150,700, and $233,900 for the years ended December 31, 2001, 2000, and 1999, respectively. Included for 1999 is $60,000 associated with the City of Devils Lake waiving the remaining balance on a deferred grant liability.

        The schedule of future grant forgiveness amounts is as follows:

                  2002                                                 $120,000
                  2003                                                   20,000
                                                                       --------
                                                                       $140,000
                                                                       ========

        In most cases, the Company is obligated to continue operating the contact center for a period of five years from when the contact center was opened.


6.      SIGNIFICANT CUSTOMERS AND CREDIT CONCENTRATIONS

        Revenues and year-end accounts receivable from major customers were as follows as of and for the years ended December 31:

                                             2001                      2000                        1999
                                    ------------------------  -------------------------   -------------------------
                                      Revenue    Receivable     Revenue     Receivable      Revenue      Receivable

        Customer A                      16%           17%          13%            8%          16%            11%
        Customer B                      16            13           21            20           21             31
        Customer C                      12             0            3             0            0              0
        Customer D                      11            11            4             0            0              0
        Customer E                      11             7           13            14           22             32


        The Company does not require collateral to support customer receivables. Historically, the Company has not experienced write-offs related to these major customers.

7.      SHAREHOLDERS' EQUITY

        DIVIDENDS - No dividends were paid in 2001, 2000, or 1999. The Company's bank line of credit prohibits the payment of cash dividends without the bank's consent.

        EMPLOYEE STOCK PURCHASE PLAN - Effective June 30, 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the Stock Purchase Plan), which allows participants to purchase common stock at 85% of the common stock's fair market value at the commencement or termination of two six-month phases each year. Employees must have six months of service to be eligible to participate in the Stock Purchase Plan. The Board of Directors has reserved 100,000 shares of common stock for issuance under the Stock Purchase Plan. The Company issued 6,244, 17,974, and 23,796 shares under the plan in 2001, 2000 and 1999, respectively. In November 2000, the Board of Directors authorized a change to the Plan allowing for the purchase of shares on the open market. During 2001, the Company purchased 20,343 shares on the open market. The cost to the Company was $16,857, which included the difference between the employee purchase price and the open market price of the shares plus broker fees.

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

        The following table summarizes stock option activity:

                                                                      Shares Under              Weighted Average
                                                                         Option                  Price per Share
        Balance at December 31, 1998                                       274,250                  $   1.45

        Granted in 1999                                                     55,250                      0.89
        Exercised in 1999                                                   (1,000)                     0.50
        Canceled in 1999                                                   (36,000)                     1.47
                                                                       -----------                  --------
        Balance at December 31, 1999                                       292,500                      1.34
                                                                       -----------                  --------

        Granted in 2000                                                    515,000                      1.07
        Exercised in 2000                                                   (1,000)                      .50
        Canceled in 2000                                                    (6,000)                      .67
                                                                       -----------                  --------
        Balance at December 31, 2000                                       800,500                      1.17

        Granted in 2001                                                     22,000                      1.50
        Exercised in 2001
        Canceled in 2001                                                   (56,500)                      .82
                                                                       -----------                  --------
        Balance at December 31, 2001                                       766,000                  $   1.21
                                                                       ===========                  ========


        Shares exercisable at December 31, 1999                            231,250                  $   1.33
                                                                       ===========                  ========

        Shares exercisable at December 31, 2000                            541,834                  $   1.21
                                                                       ===========                  ========

        Shares exercisable at December 31, 2001                            737,667                  $   1.22
                                                                       ===========                  ========

        The following table summarizes information about stock options outstanding at December 31, 2001:

          Range of        Number           Weighted        Weighted Average        Number            Weighted
          Exercise       of Shares          Average            Remaining          of Shares           Average
           Prices       Outstanding     Exercise Price     Contractual Life      Exercisable      Exercise Price
        $0.00 - 0.50          9,750       $   0.500              7.0                   9,750         $ 0.500
        $0.51 - 0.81          2,500           0.810              7.9                   2,500           0.810
        $0.82 - 0.88         65,000           0.880              8.8                  36,667           0.880
        $0.89 - 1.00          2,500           1.000              7.2                   2,500           1.000
        $1.01 - 1.06        222,500           1.060              8.1                 222,500           1.060
        $1.07 - 1.17        220,000           1.166              3.5                 220,000           1.166
        $1.18 - 1.50        243,750           1.500              6.7                 243,750           1.500
                         ----------       ---------           ------              ----------         -------
                            766,000       $   1.207              6.4                 737,667         $ 1.219


        In 1996, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company has elected to continue following the accounting guidance of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for options issued under the Stock Option Plan because the exercise price of all options granted was at least equal to the fair value of the common stock on the date of grant. Had compensation cost for the stock options been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, the Company's 2001, 2000, and 1999 pro forma net (loss) income and per share amounts would have been as indicated below:

                                                                         2001             2000            1999
        Net income applicable to common
          stock, as reported                                         $     41,480     $    761,281     $    527,129
                                                                     ============     ============     ============

          Net income (loss) applicable to common
          stock, pro forma                                           $    (77,364)    $    581,531     $    350,744
                                                                     =============    ============     ============

        Basic and diluted earnings per share,
          as reported                                                $        .01     $        .13     $        .09
                                                                     ============     ============     ============

        Basic and diluted earnings (loss) per share,
          pro forma                                                  $       (.01)    $        .10     $        .06
                                                                     ============     ============     ============

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions and results:

                                                                          2001             2000            1999
        Dividend yield                                                         0%               0%                0%
        Expected volatility                                                  105%             109%              112%
        Risk free interest rate                                             4.73%            6.05%              5.5%
        Expected life of options                                       6.4 Years        7.2 Years         8.1 Years
        Fair value of options on grant dates                            $   1.26         $   1.01            $ 1.34

        During 1999, the Company issued options for 5,000 shares of common stock at a price of $1.00 per share and an additional option for 5,000 shares of common stock at a price of $1.06 per share in connection with services performed. The options expired in 2001. Expense of $10,300 was recorded in 1999.

        STOCK WARRANTS - On October 21, 1996, warrants to purchase 140,000 shares of Common Stock (the Underwriter's Warrants) were issued in connection with the initial public offering. The warrants expired on October 21, 2001. The warrants had an exercise price of $6.00 per share. No warrants were exercised.

8.      COMMITMENTS AND CONTINGENCIES

        EMPLOYMENT AGREEMENTS - Each of the two majority shareholders has entered into an employment agreement dated June 30, 1996, with the Company providing for a minimum annual base salary of $175,000. These agreements have an initial term of three years with automatic one-year extensions, unless terminated in writing. The agreements require the Company to pay premiums for life insurance intended to fund the buy/sell agreements to which the two majority shareholders are parties, as described below. If employment is terminated by either party, the two majority shareholders will receive 12 months' salary and health benefits. These agreements require each of the two majority shareholders to vote his shares for election of the other to serve on the Company's Board of Directors. Each of these agreements include confidentiality protections and prohibits each of the two majority shareholders from competing with the Company for a period equal to the period during which the Company is obligated to make severance payments.

        BUY/SELL AGREEMENTS - Each of the two majority shareholders has entered into a Buy/Sell Agreement (the Agreement) with the Company and each other. Under this agreement, the Company may have the option to purchase shares from the two shareholders.

        CONTINGENCIES - The Company is also involved in other legal actions in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, management believes that there is no pending legal proceeding against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company's financial position or results of operations.

9.      INCOME TAXES

        The provision for income taxes for the years ended December 31 consists of the following:

                                              2001             2000            1999
        Current:
          Federal                          $    172,000    $    285,000     $     10,000
          State                                  33,000          26,000           13,000
                                           ------------    ------------     ------------
                                                205,000         311,000           23,000
        Deferred                               (178,000)        186,000          286,000
                                           ------------    ------------     ------------
        Total income tax expense           $     27,000    $    497,000     $    309,000
                                           ============    ============     ============

        Differences between the provisions for income taxes at the federal statutory rate and the recorded provision are summarized as follows:

                                                2001             2000             1999
        Income tax expense at federal
          statutory rate                        34.0%            34.0%            34.0%
        State income tax, net of
          federal benefit (cost)                 4.0              4.0              2.9

        Other                                    1.4              1.5              0.1
                                               -----           ------           ------
        Effective income tax expense            39.4%            39.5%            37.0%
                                               =====           ======           ======

        Net deferred tax assets (liabilities) at December 31, 2001 and 2000 are comprised of the following:

                                                                     2001            2000
        Current deferred tax assets (liabilities):
          Allowance for doubtful accounts                        $     77,000     $     88,000
          Benefit of NOL carryforwards and credits                    885,000          510,000
          Other, net                                                  (51,000)          (8,000)
                                                                 ------------     ------------
        Total current deferred tax assets (liabilities)               911,000          590,000

        Noncurrent deferred tax assets (liabilities):
          Excess of tax over book depreciation                       (117,000)        (150,000)
          Canadian basis difference                                  (942,000)        (410,000)
                                                                 ------------     ------------
          Total noncurrent deferred tax assets (liabilities)       (1,059,000)        (560,000)
                                                                 ------------     ------------
        Total deferred tax assets (liabilities)                  $   (148,000)    $     30,000
                                                                 ============     ============

        Realization of deferred tax assets associated with the net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Management believes that it is more likely than not that all of these net operating loss carryforwards will be used, thus no valuation allowance has been established.

        As of December 31, 2001, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $1,048,000. The net operating loss carryforwards will expire beginning in 2012. In addition, at December 31, 2001, the Company had tax credits of approximately $565,000, which will expire beginning in 2017.

10.     RETIREMENT PLAN

        Effective January 1, 1998, the Company established a 401(k) pension plan covering substantially all of its employees who are at least 21 years of age and have completed at least nine months continuous employment. Participants may elect to defer from 1% to 15% of their salary and are 100% vested in their own contributions. The plan allows for the Company to make discretionary matched contributions. These contributions, if any, vest to the employee at the rate of 20% per year of employment so that the employee would be fully vested in the Company's discretionary contribution upon attaining five years of employment of greater than 1000 hours per year. The Company's discretionary contributions to the plan are determined annually by the Board of Directors. Total discretionary contributions contributed by the Company were $15,318, for the year ended December 31, 2000. There were no discretionary contributions made in 2001 or 1999.

11.    EARNINGS (LOSS) PER SHARE

        Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share are computed after giving effect to the exercise of all dilutive outstanding options and warrants. Both basic and diluted earnings per share for 2001, 2000, and 1999 were the same, because the exercise price of substantially all options and warrants was in excess of the weighted average market price during the year. For the reasons discussed above, options and warrants of 243,750, 140,000, and 401,750 were excluded from the calculation of diluted shares outstanding in 2001, 2000, and 1999, respectively. The following table reconciles the denominators used in computing basic and diluted earnings per share:

                                                                    2001             2000            1999

        Weighted average common shares outstanding                  5,781,468       5,770,910        5,749,614
        Effect of dilutive stock options and warrants                  87,581         224,350           15,650
                                                                 ------------    ------------     ------------
                                                                    5,869,049       5,995,260        5,765,264
                                                                 ============    ============     ============


12.     SUPPLEMENTAL CASH FLOW INFORMATION

        The Company paid cash for interest and income taxes as follows:

                                                                     2001             2000            1999
        Interest paid                                            $   277,307      $   194,491     $    93,564

        Income taxes paid (refunds received)                         (87,371)         190,583          28,450

        Noncash investing and financing activities included:
         Equipment acquired through capital leases                   826,193          602,745         644,821

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

        The information required by Item 9 concerning the directors of the Company is incorporated by reference from the Company's definitive proxy statement for its 2002 Annual Meeting of Shareholders under the caption "Election of Directors." The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.

        The information required by Item 9 relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the Company's definitive proxy statement for its 2002 Annual Meeting of Shareholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance." The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.

ITEM 10. EXECUTIVE COMPENSATION

        The information required by Item 10 is incorporated herein by reference to the section labeled "Executive Compensation," which appears in the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders. The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 11 is incorporated herein by reference to the section labeled "Principal Shareholders and Management Shareholdings," which appears in the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders. The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 12 is incorporated by reference to the section labeled "Certain Transactions," which appears in the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders. The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits are numbered in accordance with Item 601 of Regulation S-B. See "Exhibit Index" immediately following the signature page of this Form 10-KSB.

(b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the fourth quarter of the year ended December 31, 2001.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ACI TELECENTRICS, INC.

Dated:  March 29, 2002               By:  /s/ RICK N. DIAMOND
                                          --------------------------------------
                                     Rick N. Diamond, Chief Executive Officer

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

                   Signature and Title                            Date

/s/ RICK N. DIAMOND                                          March 29, 2002
----------------------------------------------------
Rick N. Diamond, Chief Executive Officer
and Director (principal executive officer)

/s/ GARY B. COHEN                                             March 29, 2002
----------------------------------------------------
Gary B. Cohen, President and Director

/s/ WILLIAM NOLTE                                             March 29, 2002
----------------------------------------------------
William Nolte, Executive Vice President of Finance
(principal financial and accounting officer)

/s/ DOUGLAS W. FRANCHOT                                       March 29, 2002
----------------------------------------------------
Douglas W. Franchot, Director

/s/ PHILLIP T. LEVIN                                          March 29, 2002
----------------------------------------------------
Phillip T. Levin, Director

/s/ SEYMOUR LEVY                                              March 29, 2002
----------------------------------------------------
Seymour Levy, Director

/s/ THOMAS F. MADISON                                         March 29, 2002
----------------------------------------------------
Thomas F. Madison, Director
ACI TELECENTRICS, INC.

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

     4.2       Articles of Incorporation (filed as Exhibit 3.1)

     4.3       Bylaws (filed as Exhibit 3.2)

    10.1 1996 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form SB-2, SEC File No. 333-05370)**

    10.2       1996 Employee Stock Purchase Plan (Incorporated by reference to
               Exhibit 10.2 to Registration Statement on Form SB-2, SEC File No. 333-05370)**

    10.3 Employment Agreement with Rick N. Diamond, dated June 30, 1996 (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form SB-2, SEC File No. 333-05370)**

    10.4 Employment Agreement with Gary B. Cohen, dated June 30, 1996 (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2, SEC File No. 333-05370)**

    10.5 Buy/Sell Agreement by and among Automated Communications, Incorporated, Rick N. Diamond and Gary B. Cohen, dated June 30, 1996 (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2, SEC File No. 333-05370)**

    10.6 Lease Agreement by and between ACKY-3100 Lake Limited Partnership and Automated Communications, Incorporated, dated June 13, 1995 (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form SB-2, SEC File No. 333-05370)

    10.7 Sublease by and between Valley City-Barnes County Development Corporation and Valley City Communications, Incorporated, dated April 24, 1995 (Incorporated by reference to Exhibit 10.13 to Registration Statement on Form SB-2, SEC File No. 333-05370)

    10.8 Lease by and between Twin Valley-Ulen Telephone Company, Inc. and Twin Valley Communications, Incorporated, dated September 1, 1993 (Incorporated by reference to Exhibit 10.15 to Registration Statement on Form SB-2, SEC File No. 333-05370)

    10.9 Lease Agreement by and between Kay Barth and ACI Telecentrics, Incorporated dated April 13, 1997. (Incorporated by reference to
               Exhibit 10.31 to Form 10-KSB for the year ended December 31,
               1998)

    10.10 Lease Agreement by and between C. H. Young, Trustee, and Mary M. Young, Trustee and ACI Telecentrics dated September 5, l997. (Incorporated by reference to Exhibit 10.32 to Form 10-KSB for the year ended December 31, 1998)

   EXHIBIT
    NUMBER                         DESCRIPTION

    10.11 Lease Agreement by and between Wilkinson Development, Inc. and ACI Telecentrics, Incorporated dated September 9, 1997. (Incorporated by reference to Exhibit 10.33 to Form 10-KSB for the year ended December 31, 1998)

    10.12 Memorandum of Understanding for Project #97-ED-008 between the Nebraska Department of Economic Development, the City of Chadron Nebraska, Dawes County Nebraska and ACI Telecentrics, Incorporated. (Incorporated by reference to Exhibit 10.34 to Form 10-KSB for the year ended December 31, 1998)

    10.13 Memorandum of Understanding for Project # 97-ED-014 between Nebraska Department of Economic Development, the City of Ogallala Nebraska and ACI Telecentrics, Incorporated. (Incorporated by reference to Exhibit 10.35 to Form 10-KSB for the year ended December 31, 1998)

    10.14 Memorandum of Understanding for project # 97-ED-015 between Nebraska Department of Economic Development, the City of Valentine Nebraska and ACI Telecentrics, Incorporated. (Incorporated by reference to Exhibit 10.36 to Form 10-KSB for the year ended December 31, 1998)

    10.15 Lease Agreement by and between Pierre Economic Development Corporation and ACI Telecentrics, Incorporated originally dated May 5, 1997 and amended March 4, 1998. (Incorporated by reference to Exhibit 10.37 to Form 10-KSB for the year ended December 31,
               1998)

    10.16 Lease Agreement by and between Lease Finance Group, Inc. and ACI Telecentrics, Inc. dated October 19, 1999 (Incorporated by reference to Exhibit 10.32 to Form 10-KSB for the year ended December 31,1999)

    10.17 Lease Agreement by and between DNS Investments, Inc. and ACI Telecentrics, Inc. dated August 3, 1999 (Incorporated by reference to Exhibit 10.33 to Form 10-KSB for the year ended December 31,1999)

    10.18 Lease Agreement by and between Lease Finance Group, Inc. and ACI Telecentrics, Inc. dated March 20, 2000. (Incorporated by reference to Exhibit 10.34 to Form 10-QSB for the quarter ended March 31, 2000)

    10.19 Lease Agreement by and between Investissements Rene St-Pierre Ltee and ACI Telecentrics, Inc. dated April 13, 2000. (Incorporated by reference to Exhibit 10.35 to Form 10-QSB for the quarter ended June 30, 2000)

    10.20 Financial Contribution Agreement by and between Investissement Quebec and ACI Telecentrics, Inc. dated April 20, 2000. (Incorporated by reference to Exhibit 10.36 to Form 10-QSB for the quarter ended June 30, 2000)

    10.21 Lease Agreement by and between Lease Finance Group, Inc. and ACI Telecentrics, Inc. dated May 15, 2000. (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for the quarter ended September 30, 2000)

    10.22 Lease Agreement by and between CIT Financial LTD. and ACI Telecentrics, Inc. dated December 13, 2000 (Incorporated by reference to Exhibit 10.39 to Form 10-KSB for the year ended December 31, 2000)

   EXHIBIT
    NUMBER                         DESCRIPTION

    10.23 Lease Agreement by and between 9G's+, Inc. and ACI Telecentrics, Inc. dated November 23, 2000 (Incorporated by reference to
               Exhibit 10.40 to Form 10-KSB for the year ended December 31,
               2000)

    10.24 Financial Contribution Agreement by and between Investissement Quebec and ACI Telecentrics, Inc. dated December 18, 2000 (Incorporated by reference to Exhibit 10.41 to Form 10-KSB for the year ended December 31, 2000)

    21         Subsidiaries: Corporation ACI Telecentrics Du Quebec, Inc.

    23*        Consent of Deloitte & Touche LLP, independent public accountants

    24*        Power of Attorney (included on signature page of this Report)

---------------------

*       Filed herewith
** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to the Form 10-KSB