Form 10-Q
period 2002-03-31
ACI TELECENTRICS INC
filed 2002-05-15
CIK 1020998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-Q



_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

         The Company had 5,781,485 shares of common stock, no par value per share, outstanding as of May 3, 2002.

                         ACI TELECENTRICS, INCORPORATED
                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                          PAGE #
                                                                          ------

PART I       FINANCIAL INFORMATION

Item 1       Consolidated Financial Statements (unaudited)
                   Balance Sheets                                              3
                   Statements of Operations                                    4
                   Statements of Cash Flows                                    5
                   Notes to Financial Statements                               6

Item 2       Management's Discussion and Analysis of
                   Financial Condition and Results of Operations              10


PART II      OTHER INFORMATION

Items 1 through Item 5 have been omitted since all items are inapplicable or answers negative.

Item 6       Exhibits and reports on Form 8-K                                 15

Signature Page                                                                16

PART I   FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS

                         ACI TELECENTRICS, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                             March 31,      December 31,
                                                               2002             2001
                                                           ------------     ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                               $    693,147     $  1,459,214
   Trade receivables, less allowance for doubtful
        accounts of $214,000 and $199,000, respectively       5,201,325        3,691,111
   Deferred income taxes                                        911,000          911,000
   Prepaid expenses                                             134,322          141,120
   Grant receivable                                             532,926          677,341
   Income taxes receivable                                      228,882
   Other current assets                                                            1,110
                                                           ------------     ------------
              Total current assets                            7,701,602        6,880,896

Property and equipment, net of accumulated depreciation       5,450,265        6,094,392

Other assets                                                    216,765          140,360
                                                           ------------     ------------
TOTAL ASSETS                                               $ 13,368,632     $ 13,115,648
                                                           ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving line of credit                                $    581,942
   Trade accounts payable                                     1,449,951     $  1,481,408
   Accrued compensation                                       1,341,512          746,630
   Accrued expenses                                             246,891          281,266
   Income taxes payable                                                           92,282
   Current portion capital lease obligations                    620,430          669,731
   Current portion deferred grants                            1,047,740        1,070,530
                                                           ------------     ------------
              Total current liabilities                       5,288,466        4,341,847

LONG-TERM LIABILITIES:
   Capital lease obligations, less current portion              615,739          774,217
   Deferred grants, less current portion                          3,333           20,000
   Deferred income taxes                                      1,059,000        1,059,000
                                                           ------------     ------------
              Total long-term liabilities                     1,678,072        1,853,217

SHAREHOLDERS' EQUITY:
   Common stock, no par value;
        Authorized - 15,000,000
        Issued and outstanding shares - 5,781,485             6,659,989        6,659,989
   Retained Earnings                                           (257,895)         260,595
                                                           ------------     ------------
              Total shareholders' equity                      6,402,094        6,920,584
                                                           ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 13,368,632     $ 13,115,648
                                                           ============     ============

See accompanying notes to consolidated financial statements.

                         ACI TELECENTRICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Three Months Ended
                                                                March 31,
                                                          2002             2001
                                                      ------------     ------------
TELEMARKETING REVENUES
     Outbound revenue                                 $  6,592,192     $  8,155,294
     Inbound revenue                                       653,175          180,320
                                                      ------------     ------------
     Total revenue                                       7,245,367        8,335,614
                                                      ------------     ------------

COST OF SERVICES                                         4,358,447        4,160,420

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                3,661,355        3,519,951
                                                      ------------     ------------
OPERATING (LOSS) INCOME                                   (774,435)         655,243

OTHER INCOME (EXPENSE)
     Interest income                                         1,494            3,054
     Interest expense                                      (44,550)         (94,898)
     Other, net                                            (22,999)         (51,282)
                                                      ------------     ------------
       Total other expense                                 (66,055)        (143,126)
                                                      ------------     ------------

(LOSS) INCOME  BEFORE TAXES                               (840,490)         512,117

INCOME TAX (BENEFIT) EXPENSE                              (322,000)         200,000
                                                      ------------     ------------

NET (LOSS) INCOME                                     $   (518,490)    $    312,117
                                                      ============     ============

(LOSS) EARNINGS PER SHARE:
     Basic                                            $       (.09)    $        .05
                                                      ============     ============
     Diluted                                          $       (.09)    $        .05
                                                      ============     ============

WEIGHTED AVERAGE COMMOM
  SHARES OUTSTANDING:
     Basic                                               5,781,485        5,781,416
                                                      ============     ============
     Diluted                                             5,781,485        5,816,681
                                                      ============     ============

See accompanying notes to consolidated financial statements.

                         ACI TELECENTRICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Three Months Ended March 31,
                                                                     -----------------------------
                                                                         2002             2001
                                                                     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                    $   (518,490)    $    312,117
Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
     Depreciation                                                         607,487          512,543
     Provision for losses on accounts receivable                           15,000           31,251
     Amortization of deferred grant revenue                               (35,000)         (35,000)
     Loss on disposal of equipment                                         36,640
     Changes in operating assets and liabilities:
        Trade receivables                                              (1,525,214)         883,058
        Prepaid expenses                                                    6,798          (47,510)
        Grant receivable                                                  144,415       (1,387,738)
        Other current assets                                                1,110          116,869
        Deferred grants                                                    (4,457)         565,147
        Trade accounts payable, accrued compensation
             and accrued expenses                                         529,050          828,625
        Income tax (receivable) payable                                  (321,164)         198,969
                                                                     ------------     ------------
              Net cash (used in) provided by operating activities      (1,063,825)       1,978,331
                                                                     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                 (1,096,456)
     Increase in deposits                                                 (76,405)      (1,069,346)
                                                                     ------------     ------------
Net cash used in investing activities                                     (76,405)      (2,165,802)
                                                                     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from revolving line of credit                             1,377,049        6,262,570
     Payments on revolving line of credit                                (795,107)      (6,071,664)
     Net proceeds from issuance of common stock                                              6,634
     Proceeds from equipment acquired through
        capital leases                                                                      53,673
     Repayments of capital leases                                        (207,779)        (137,286)
                                                                     ------------     ------------
              Net cash provided by financing activities                   374,163          113,927
                                                                     ------------     ------------

NET DECREASE IN CASH AND CASH
EQUIVALENTS                                                              (766,067)         (73,544)

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                                          1,459,214          100,607
                                                                     ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $    693,147     $     27,063
                                                                     ============     ============

CASH PAID FOR INTEREST AND TAXES:
     Income taxes paid net of refunds received                       $      8,050     $     11,050
     Cash paid for interest                                          $     38,228     $     86,481

See accompanying notes to consolidated financial statements.

                         ACI TELECENTRICS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)



(1) BASIS OF PRESENTATION AND RESPONSIBILITY OF INTERIM FINANCIAL STATEMENTS

         ACI Telecentrics, Incorporated and subsidiary (the Company) prepared the unaudited consolidated financial statements for the three months ended March 31, 2002 and 2001 following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. Therefore, these financial statements should be read in conjunction with the Company's 2001 Form 10-KSB.

         The Company is responsible for the unaudited financial statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of the Company's financial position and operating results. Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

(2) NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 (SFAS142), GOODWILL AND OTHER INTANGIBLE ASSETS. This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. We adopted the provisions of SFAS 142 effective January 1, 2002, which did not have an effect on our historical consolidated results of operations, financial position, and cash flow.

         In August 2001, the FASB issued SFAS No. 143 (SFAS 143), ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which is effective January 1, 2003.
         SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. We are currently in the process of evaluating the effect the adoption of this standard will have on our consolidated results of operations, financial position and cash flows.

         In September 2001, the FASB issued SFAS No. 144 (SFAS 144), ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED Of, it retains many of the fundamental provisions of that statement. The adoption of this standard on January 1, 2002 did not have an effect on our historical consolidated results of operations, financial position and cash flows.

(3) EARNINGS PER SHARE (SFAS 128)

         Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed after giving effect to the exercise of all dilutive outstanding options and warrants. Both basic and diluted earnings per share for the three months ending March 31, 2002 and 2001 were the same. The following table reconciles the denominators used in computing basic and diluted earnings per share:

                                                                  Three Months Ended
                                                                      March 31,
                                                                 2002            2001
                                                                 ----           ----
         Weighted average common shares outstanding            5,781,485      5,781,416
         Effect of dilutive stock options                             --         35,265
                                                             -----------    -----------
                                                               5,781,485      5,816,681
                                                             ===========    ===========

         There were 445,750 stock options excluded from the computation of diluted earnings per share in the first quarter of 2001 due to their anti-dilutive effect.

(4) PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at:

                                                         March 31, 2002   December 31, 2001
                                                         --------------   -----------------
         Furniture                                         $  1,862,921        $  1,862,921
         Equipment                                            8,308,097           8,364,599
         Capitalized software costs                             623,807             623,807
         Leasehold improvements                                 415,340             415,340
                                                           ------------        ------------
                                                             11,210,165          11,266,667
         Less accumulated depreciation and amortization       5,759,900           5,172,275
                                                           ------------        ------------
         Net property and equipment                        $  5,450,265        $  6,094,392
                                                           ============        ============

         At March 31, 2002 and December 31, 2001, the Company had furniture and equipment under capitalized leases totaling $2,534,748 with accumulated depreciation of $1,105,525 and $936,093, respectively, which are included in the table above.

(5) LINE OF CREDIT

         The Company currently operates under a $4,000,000 Revolving Credit Loan Agreement dated August 16, 2001. The loan accrues interest at the prime rate on outstanding borrowings. The prime rate was 4.75% at March 31, 2002. The borrowing base includes, and is secured by, certain accounts receivable and furniture and equipment. The loan agreement also contains provisions requiring compliance with certain financial covenants including prohibiting the payment of cash dividends without the bank's consent. The Revolving Credit Loan Agreement expires on July 31, 2002. At March 31, 2002, the Company had outstanding borrowings of $581,942 under the Revolving Credit Loan Agreement with an available credit line of $3,418,058.

         The Revolving Credit Loan Agreement requires the Company to meet certain financial covenants, which are calculated based upon total debt levels, tangible net worth, debt service, capital expenditures, and working capital. The Company was in compliance with all debt covenants at March 31, 2002.

(6) GRANT AGREEMENT

         During the first quarter of 2001, the Company entered into a financial contribution agreement with the Government of Quebec, Canada. Under the agreement the Company agreed to open a contact center in Vaudreuil, Quebec, Canada for certain financial incentives. These incentives are based upon providing sustained employment for three years and are awarded based on each job created. The Company must maintain a minimum of 50 ongoing jobs but can create up to 626 for which it will receive financial contributions. If there is a decrease in cumulative jobs created, future reimbursement is limited until the Company exceeds previously reimbursed employment levels. No assistance from the Government of Quebec was recorded in the first quarter of 2002. The Company recorded $600,079 in assistance in the three months ending March 31, 2001. At March 31, 2002, $152,559 was receivable under this agreement compared to $153,710 at December 31, 2001. As of March 31, 2002, the Company had current and noncurrent deferred recognition of grant income totaling $491,415 compared to $493,799 as of December 31, 2001, as required to conform to the terms of the grant. Payment of the grants receivable as of March 31, 2002, will be received at various dates over the next nine months.

         During the first quarter of 2001, the Company entered into a financial contribution agreement with the Federal Government of Canada. Under the agreement, the Company agreed to create 437 fulltime equivalent jobs by the end of March 31, 2002. These incentives are based upon providing employment with minimum salary levels. During the first quarter of 2002, no assistance was recorded from the Government of Canada. The Company recorded $184,775 in assistance in the first quarter of 2001. At March 31, 2002, $40,099 was receivable under this agreement compared to $180,798 at December 31, 2001. Payment for these incentives are payable within 90 days.

         During the first quarter of 2001, the Company entered into a financial contribution agreement with the Government of Quebec, Canada. Under the agreement, the Company was reimbursed for training costs associated with the Sherbrooke contact center. During the first three months of 2001, the Company recorded $113,322 in assistance from the Government of Quebec.

         During the year ended 2000, the Company entered into a financial contribution agreement with the Government of Quebec, Canada to open a contact center in Sherbrooke, Quebec, Canada. During the first three months of 2002, there was no assistance recorded from the Government of Canada. In the first three months of 2001, $22,824 in total assistance was recorded. At March 31, 2002, $340,268 was receivable under this agreement compared to $342,833 at December 31, 2001. As of March 31, 2002, the Company had current and noncurrent deferred recognition of grant income totaling $454,658 compared to $456,731 at December 31, 2001, as required to conform to the terms of the grant. Payments of the grants receivable as of March 31, 2002, will be received at various dates over the next nine months.

         A repayment of the above discussed grants may be required if the Company does not meet certain minimum job creation requirements. The management of the Company does not believe that any of the grant assistance recorded in the quarters prior to March 31, 2002, will be refundable.

(7) TRANSFER OF FACILITIES

         During the first quarter of 2002, the Company completed a contractual agreement to transfer operations and certain assets of three small operational facilities to new ownership. The Company has shifted the workflow to its larger facilities in order to maximize operating efficiencies.

PART I   FINANCIAL INFORMATION
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         ACI Telecentrics, Incorporated (ACI) provides telephone-based sales and marketing services, and internet-based customer servicing, primarily to the telecommunications, financial services and publishing industries. ACI was established in 1987 in Minneapolis, Minnesota. The Company operates seven outbound contact centers and two inbound/outbound/internet services contact centers; six of which are located in five Midwest states, one in the state of California and two in the province of Quebec, Canada. The Company's corporate, administrative and sales functions are headquartered in Minneapolis, Minnesota. As of March 31, 2002, these 9 contact centers had 710 contacting stations, and the Company had approximately 1,600 full and part-time employees.

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

CRITICAL ACCOUNTING POLICIES

         The Company's significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in the 2001 Form 10-KSB. The accounting policies used in preparing the interim 2002 consolidated financial statements are the same as those described in the 2001 Form 10-KSB, except as described in Note 2 of this report "New Accounting Pronouncements".

         In preparing the financial statements, the Company follows accounting principles generally accepted in the United States of America, which in many cases requires assumptions, estimates and judgments that affect the amounts reported. Many of these policies are relatively straightforward. There are, however, a few policies that are critical because they are important in determining the financial condition and results of operations and they can be difficult to apply. The most critical accounting policies applied in the preparation of the Company's financial statements relate to:

     * accounting for contingencies, under which the Company accrues an expense when it is probable that a liability has been incurred and the amount can be reasonably estimated;
     *   measuring impairment of long-lived assets
     *   accounting for economic development grants

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

         As discussed in Note 6 of Notes to Consolidated Financial Statements, the Company has many grant agreements, which have various different terms and requirements. Most of the agreements require the Company to maintain a minimum number of ongoing jobs and salary levels for a specific time period. The Company believes that it has conformed with such agreements, however, significant economic changes or the availability of labor in a call center market could adversely affect the Company's ability to meet the agreement terms and requirements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002, COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         REVENUE. Revenues for the first quarter ended March 31, 2002 decreased $1,090,247, or 13% to $7,245,367, compared to first quarter 2001 revenues of $8,335,614. Billable hours decreased by 8% when compared to the prior year period. The decreases in revenues and billable hours can primarily be attributed to the Company's financial services clients scaling back their marketing campaigns due to the general instability of the economy. The Company operated an average of 812 contact stations during the first quarter of 2002 compared to an average of 828 for the same period in 2001.

         Financial services clients provided approximately 53% of first quarter 2002 revenues compared to approximately 59% of revenues during the first quarter of 2001. During the first quarter of 2002 and 2001, the Company's largest client represented approximately 12% and 19%, respectively, of total revenue. Other industry segments and their percentages of revenue in 2002 include telecommunications (31%), publishing (7%) and other miscellaneous (9%). In 2001, other industry segments and their percentage of revenue included telecommunications (26%), publishing (14%) and other miscellaneous (1%).

         COST OF SERVICES. Cost of services for the first quarter of 2002 increased $198,027, or 5% to $4,358,447, compared to $4,160,420 in the first quarter of 2001. The increase in cost of services is primarily the result of the effect of the economic development grants (see Note 6 to Notes to Consolidated Financial Statements) reducing cost of services in the first quarter of 2001. There was no similar reduction of cost of services in the first quarter of 2002 for economic development grants. Labor and benefits costs and long distance telephone costs increased 7% and 3%, respectively, when compared to the first quarter of 2001. These increases were partially offset by decreased outsourcing costs and other miscellaneous cost of services expenses. Outsourcing costs are costs associated with the Company's utilization of other telemarketing companies for telemarketing some of the Company's clients' programs. During the first quarter of 2002, without the effect of the economic development grants, cost of services would have decreased 10% over the same period in 2001. For the first quarter of 2001, cost of services was reduced by $666,257 for the net economic development grants.

         As a percentage of revenue, cost of services for the first quarter of 2002 increased by 10% to 60% compared to 50% in the first quarter of 2001. This increase was primarily the result of the effect of the economic development grants reducing cost of services in the first quarter of 2001. There was no similar reduction of cost of services in the first quarter of 2002 for economic development grants. Labor and benefits costs for the first quarter of 2002 increased by 9%, as a percentage of revenue, over the first quarter of 2001. As a percentage of revenue, long distance telephone costs and outsourcing costs remained stable when comparing the first quarters of 2002 and 2001. Without the effect of the economic development grants, cost of services, as a percentage of revenue, would have increased 2% to 60% compared to 58% in the first quarter of 2001.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total selling, general and administrative expenses for the three months ended March 31, 2002 increased $141,404, or 4% to $3,661,355, from $3,519,951 during the same period of 2001.
The increase in expenses can be primarily attributed to the effect of the economic development grants reducing expenses in the first quarter of 2001. There was no similar reduction of selling, general and administrative expenses in 2002. As a percentage of revenue, selling, general and administrative expenses increased by 9% to 51% in 2002 compared to 42% during the first quarter of 2001. The increase in expenses, as a percentage of revenue, is primarily the result of no reduction in expenses by the economic development grants in 2002 compared to the first quarter of 2001 and an increase in depreciation expense associated with the contact center opened in January 2001, relocation of one contact center and upgraded technology installed during 2001. For 2001, selling, general and administrative expenses were reduced by $254,743 for the net economic development grants. As a percentage of revenue, without the effect of the economic development grants, selling, general and administrative expenses would have been 45% in 2001.

         OPERATING (LOSS) INCOME. Due to the factors listed above, the Company recorded first quarter 2002 operating loss of $774,435, a $1,429,678 decrease compared to the first quarter 2001 operating income of $655,243. As a percentage of revenue, the operating loss was 11% during the 2002 quarter and the operating income was 8% during the 2001 quarter. Operating loss for the first quarter of 2002 remains the same at $774,435 compared to an operating loss for the first quarter of 2001 of $276,757 if the effect of economic development grants is not considered.

         OTHER INCOME AND EXPENSES, NET. Other expenses were $66,055 in 2002 and $143,126 in 2001. Net interest expense was $43,056 in the first quarter of 2002 compared to $91,844 in the same period of 2001. The decrease in net interest expense was the result of decreases in borrowing activity under the Company's line of credit. Other expenses decreased due to a decrease in foreign currency translation expense.

         NET (LOSS) INCOME AND NET (LOSS) INCOME PER SHARE. Pretax loss for the three months ended March 31, 2002 was $840,490, a $1,352,607 decrease compared to pretax income of $512,117 in the same period of 2001. The Company recorded income tax benefit of $322,000 for the first quarter of 2002 and income tax expense of $200,000 in the first quarter of 2001. The effective tax rate was 38% and 39%, respectively, for the first quarters of 2002 and 2001. There were no economic development grant effects recorded in the first quarter of 2002. The pretax loss for the first quarter of 2001 would have been $408,883 and the income tax benefit would have been $160,000 when the effect of the economic development grants is not considered. The net loss for the first quarter of 2002 was $518,490, or $.09 per share on a basic and diluted basis compared to net income of $312,117, or $.05 per share on a basic and diluted basis in the first quarter of 2001. When the effect of the economic development grants is not considered, the net loss for the first quarter of 2001 would have been $248,883, or $.04 per share on a basic and diluted basis.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically used cash from operating activities, bank borrowings, capital leases and public and private sector financing received in connection with the opening of contact centers as its primary sources of liquidity. The public and private sector (grants/financings) have included outright grants, low interest rate loans, forgivable loan arrangements, and reimbursement for certain expenses and leasehold improvements. The Company currently operates under a $4,000,000 Revolving Credit Loan Agreement dated August 16, 2001. The loan accrues interest at the prime rate on outstanding borrowings. The prime rate was 4.75% at March 31, 2002. The borrowing base includes, and is secured by, certain accounts receivable and furniture and equipment. The Revolving Credit Loan Agreement requires the Company to meet certain financial covenants, which are calculated based upon total debt levels, tangible net worth, debt service, capital expenditures, and working capital including prohibiting the payment of cash dividends without the bank's consent. The Company was in compliance with all debt covenants at March 31, 2002 but anticipates that it may be in violation of the debt service covenant by the end of the second quarter of 2002. The Revolving Credit Loan Agreement expires on July 31, 2002. At March 31, 2002, the Company had outstanding borrowings of $581,942 under the Revolving Credit Loan Agreement with an available credit line of $3,418,058.

         At March 31, 2002, the Company had cash and cash equivalents of $693,147 compared to $1,459,214 at December 31, 2001. For the three months ended March 31, 2002, cash used by operating activities was $1,063,825 compared to cash provided by operating activities of $1,978,331 in the 2001 period. Included in cash used by operating activities in the 2002 period is $1,169,462 of net changes in working capital components and net loss of $518,490. Cash provided by non-cash net charges of $16,640 and depreciation of $607,487 partially offset this decrease in cash. For the three months ended March 31, 2001, cash provided by operating activities was $1,157,420 of changes in working capital components related to the growth of the Company, depreciation of $512,543 and net income of $312,117. Cash used by non-cash net charges of $3,749 offset this increase in cash.

         Net cash used by investing activities in the first three months of 2002 and 2001 was $76,405 and $2,165,802, respectively. The primary use of cash by investing activities during 2002 was an increase in deposits on building rent and equipment. During the 2001 period, the primary uses of cash by investing activities included expenditures for property and equipment of $1,096,456 and deposits of $1,069,346 on equipment and technology.

         Net cash provided by financing activities during the three months ended March 31, 2002 and 2001 was $374,163 and $113,927, respectively. The primary source of cash from financing activities during the first three months of 2002 was $581,942 of net borrowings under the Company's revolving line of credit. Cash provided by financing activities in 2002 was partially offset by repayments of $207,779 of capital leases. The primary sources of cash during the first quarter of 2001 were $190,906 of net borrowings under the Company's revolving line of credit, proceeds of $53,673 from the sale and leaseback of equipment and proceeds of $6,634 from the issuance of common stock under the Company's Employee Stock Purchase Plan. Cash provided by financing activities for 2001 was partially offset by repayments of $137,286 of capital leases.

         During the three months ending March 31, 2002 and 2001, the Company did not acquire any assets through capital leases.

         As a result, net cash and cash equivalents decreased by $766,067 and $73,544 during the first quarter of 2002 and 2001, respectively. The Company believes that funds which should be generated from future operations, amounts available under the revolving line of credit agreement, amounts receivable from economic development grants for new jobs created and funds obtained through equipment financing leases will be sufficient to finance its current and future business operations, including working capital requirements, although there can be no guarantee that these funds will be available at terms acceptable to the Company, if at all.

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

         Management believes that total marketing expenditures by US companies directed towards multi-channel customer contacts will continue to grow and that the trend for these companies will be towards outsourcing their marketing programs to companies like ACI. In addition, the Company believes that Internet-based online customer service support is the next step in consumer contact, and the Company has positioned itself to take advantage of the growth in that market segment. The Company anticipates that the demand for its traditional telemarketing services will continue to grow through 2002 along with growth in inbound telemarketing and Internet customer service business. In order to meet this increased demand for outbound and inbound telemarketing services and Internet-based customer service, the Company has signed a letter of intent to lease a new 150-seat contact center during 2002 in Caplan, Quebec, Canada. In 2002, the Company expects to spend approximately $600,000 on capital expenditures to equip the new Caplan contact center and for other minor business applications. The Company intends to finance the majority of its capital expenditure needs through equipment financing leases; however, there is no assurance that equipment finance leases will be available at terms acceptable to the Company.

         There is no assurance that the Company's marketing efforts will generate new business or that businesses will continue to outsource their telemarketing needs. As is common in the telemarketing industry, the Company's projects are often not subject to formal contracts, the agreements with its clients do not assure that ACI will generate a specific level of revenue, do not designate ACI as the client's exclusive service provider, and are terminable by the client on relatively short notice and without penalty. In addition, the amount of revenues ACI generates from a particular client generally is dependent upon the interest of the client's customer in, and use of, the client's products or services. While the Company anticipates an increase in demand for its services in 2002, there is no assurance that the Company, due to the current low unemployment levels in communities where the Company has its older contact centers, will be able to hire and train sufficient telemarketing sales representatives to fully utilize the capacity to meet anticipated increased demands for the Company's services. In addition, a number of states have enacted or are considering legislation to regulate telemarketing. For example, several states impose license or bond requirements upon telemarketers. There are also several states that publish and maintain a state run "Do Not Call List." The Company subscribes to these lists. All telephone numbers to be called by ACI are cross referenced against the "Do Not Call" lists. "Do Not Call" numbers are then stricken from the lists of telephone numbers to be called by ACI. From time to time bills are introduced in the U.S. Congress or state legislatures that could further regulate certain aspects of the telemarketing business. The Company cannot predict whether any such proposed legislation will become law or what affect such laws would have on the business of the Company.

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

                                        ACI TELECENTRICS, INCORPORATED
                                        Registrant



Dated: /s/ May 15, 2002                 By: /s/ WILLIAM NOLTE
       -------------------------            ------------------------------------
                                        William Nolte
                                        Chief Financial Officer
                                        (Principal Accounting Officer)



Dated: /s/ May 15, 2002                 By: /s/ RICK N. DIAMOND
       -------------------------            ------------------------------------
                                        Rick N. Diamond
                                        Chief Executive Officer and Director