Form 10-Q
period 2002-06-30
ACI TELECENTRICS INC
filed 2002-08-14
CIK 1020998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-Q



_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

___      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from ________ to ________

                         Commission File No.: 000-21557

                             ACI TELECENTRICS, INC.
                (Name of Registrant as specified in its charter)

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

         The Company had 5,781,485 shares of common stock, no par value per share, outstanding as of August 6, 2002.

                         ACI TELECENTRICS, INCORPORATED
                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                          PAGE #
                                                                          ------

PART I            FINANCIAL INFORMATION

Item 1            Consolidated Financial Statements (unaudited)
                        Balance Sheets                                       3
                        Statements of Operations                             4
                        Statements of Cash Flows                             5
                        Notes to Financial Statements                        6

Item 2            Management's Discussion and Analysis of
                        Financial Condition and Results of Operations       10


PART II           OTHER INFORMATION

Items 1 through Item 3 and Item 5 have been omitted since all items are inapplicable or answers negative.
Item 4 Submission of Matters to a Vote of Security Holders                  16
Item 6 Exhibits and reports on Form 8-K                                     16

Signature Page                                                              17

PART I   FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS

                         ACI TELECENTRICS, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                             June 30,       December 31,
                                                               2002             2001
                                                           ------------     ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                               $  1,076,826     $  1,459,214
   Trade receivables, less allowance for doubtful
        accounts of $228,874 and $199,000, respectively       5,494,909        3,691,111
   Deferred income taxes                                        911,000          911,000
   Prepaid expenses                                             171,408          141,120
   Grant receivable                                             509,758          677,341
   Income taxes receivable                                      389,966
   Other current assets                                             763            1,110
                                                           ------------     ------------
              Total current assets                            8,554,630        6,880,896

Property and equipment, net of accumulated depreciation       4,903,986        6,094,392

Other assets                                                    356,675          140,360
                                                           ------------     ------------
TOTAL ASSETS                                                 13,815,291     $ 13,115,648
                                                           ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving line of credit                                $  1,848,927
   Trade accounts payable                                     1,228,913     $  1,481,408
   Accrued compensation                                         952,375          746,630
   Accrued expenses                                             174,338          281,266
   Income taxes payable                                                           92,282
   Current portion capital lease obligations                    570,027          669,731
   Current portion deferred grants                            1,315,218        1,070,530
                                                           ------------     ------------
              Total current liabilities                       6,089,798        4,341,847

LONG-TERM LIABILITIES:
   Capital lease obligations, less current portion              512,668          774,217
   Deferred grants, less current portion                                          20,000
   Deferred income taxes                                      1,059,000        1,059,000
                                                           ------------     ------------
              Total long-term liabilities                     1,571,668        1,853,217

SHAREHOLDERS' EQUITY:
   Common stock, no par value;
        Authorized - 15,000,000
        Issued and outstanding shares - 5,781,485             6,659,989        6,659,989
   Retained earnings (deficit)                                 (506,164)         260,595
                                                           ------------     ------------
Total shareholders' equity                                    6,153,825        6,920,584
                                                           ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 13,815,291     $ 13,115,648
                                                           ============     ============

See accompanying notes to consolidated financial statements.

                         ACI TELECENTRICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                      Three Months Ended                 Six Months Ended
                                           June 30,                           June 30,
                                -----------------------------     -----------------------------
                                     2002             2001             2002             2001
                                ------------     ------------     ------------     ------------
TELEMARKETING REVENUES
     Outbound revenue           $  6,738,785     $  8,958,062     $ 13,330,977     $ 17,113,356
     Inbound revenue                 989,776          173,900        1,642,951          354,220
                                ------------     ------------     ------------     ------------
     Total revenue                 7,728,561        9,131,962       14,973,928       17,467,576
                                ------------     ------------     ------------     ------------

COST OF SERVICES                   4,501,287        4,604,040        8,859,734        8,764,460

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES          3,559,000        3,941,414        7,220,355        7,461,365
                                ------------     ------------     ------------     ------------

OPERATING (LOSS) INCOME             (331,726)         586,508       (1,106,161)       1,241,751

OTHER INCOME (EXPENSE)
     Interest income                   3,703           12,173            5,197           15,227
     Interest expense                (45,911)         (75,432)         (90,461)        (170,330)
     Other, net                      (34,337)         (20,915)         (57,336)         (72,197)
                                ------------     ------------     ------------     ------------
       Total other expense           (76,545)         (84,174)        (142,600)        (227,300)
                                ------------     ------------     ------------     ------------

(LOSS) INCOME  BEFORE TAXES         (408,271)         502,334       (1,248,761)       1,014,451

INCOME TAX (BENEFIT) EXPENSE        (160,000)         196,000         (482,000)         396,000
                                ------------     ------------     ------------     ------------

NET (LOSS) INCOME               $   (248,271)    $    306,334     $   (766,761)    $    618,451
                                ============     ============     ============     ============

(LOSS) EARNINGS PER SHARE:
     Basic                      $       (.04)    $        .05     $       (.13)    $        .11
                                ============     ============     ============     ============
     Diluted                    $       (.04)    $        .05     $       (.13)    $        .11
                                ============     ============     ============     ============

WEIGHTED AVERAGE COMMOM
  SHARES OUTSTANDING:
     Basic                         5,781,485        5,781,416        5,781,485        5,781,450
                                ============     ============     ============     ============
     Diluted                       5,781,485        5,924,994        5,781,485        5,869,573
                                ============     ============     ============     ============

See accompanying notes to consolidated financial statements.

                         ACI TELECENTRICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Six Months Ended June 30,
                                                                     -----------------------------
                                                                         2002             2001
                                                                     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                    $   (766,761)    $    618,451
Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
     Depreciation                                                       1,210,502        1,096,188
     Provision for losses on accounts receivable                           30,000           41,668
     Amortization of deferred grant revenue                               (70,000)         (70,000)
     Loss on disposal of equipment                                         36,642            3,511
     Changes in operating assets and liabilities:
        Trade receivables                                              (1,833,798)       1,966,808
        Prepaid expenses                                                  (30,288)         (26,167)
        Grant receivable                                                  167,583       (1,737,296)
        Other current assets                                                  347          430,154
        Deferred grants                                                   294,688        1,026,094
        Trade accounts payable, accrued compensation
             and accrued expenses                                       (153, 678)         153,974
        Income tax (receivable) payable                                  (482,248)         399,196
                                                                     ------------     ------------
              Net cash (used in) provided by operating activities      (1,597,011)       3,902,581
                                                                     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                   (56,736)      (1,888,274)
     Increase in deposits                                                (216,315)        (214,668)
                                                                     ------------     ------------
              Net cash used in investing activities                      (273,051)      (2,102,942)
                                                                     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from revolving line of credit                             7,581,767       10,635,150
     Payments on revolving line of credit                              (5,732,840)     (13,119,156)
     Proceeds from term note                                                               763,000
     Net proceeds from issuance of common stock                                              6,634
     Proceeds from equipment acquired through
        capital leases                                                                     260,276
     Repayments of capital leases                                        (361,253)        (292,824)
                                                                     ------------     ------------
              Net cash provided by (used in) financing activities       1,487,674       (1,746,920)
                                                                     ------------     ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (382,388)          52,719

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                                          1,459,214          100,607
                                                                     ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  1,076,826     $    153,326
                                                                     ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  NON CASH INVESTING AND FINANCING TRANSACTIONS:
     Equipment acquired through capital leases                                 --     $    536,432
     Deposits funded through capital leases                          $    177,688     $    232,119

  CASH PAID FOR INTEREST AND TAXES:
     Income taxes paid net of refunds received                       $     19,050     $     16,850
     Cash paid for interest                                          $     90,461     $    170,330

See accompanying notes to consolidated financial statements.

                         ACI TELECENTRICS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)



(1) BASIS OF PRESENTATION AND RESPONSIBILITY OF INTERIM FINANCIAL STATEMENTS

         ACI Telecentrics, Incorporated and subsidiary (the Company) prepared the unaudited consolidated financial statements for the three and six months ended June 30, 2002 and 2001 following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. Therefore, these financial statements should be read in conjunction with the Company's 2001 Form 10-KSB.

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

                                                          Three Months Ended           Six Months Ended
                                                               June 30,                    June 31,
                                                          2002          2001          2002          2001
                                                          ----          ----          ----          ----
         Weighted average common shares outstanding     5,781,485     5,781,416     5,781,485     5,781,450
         Effect of dilutive stock options                      --       143,578            --        88,123
                                                       ----------    ----------    ----------    ----------
                                                        5,781,485     5,924,994     5,781,485     5,869,573
                                                       ==========    ==========    ==========    ==========

         Due to the net loss in the second quarter of 2002 there was no effect on diluted earnings per share.


(4) PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at:

                                                          June 30, 2002   December 31, 2001
                                                          -------------   -----------------
         Furniture                                         $  1,873,319        $  1,862,921
         Equipment                                            8,350,736           8,364,599
         Capitalized software costs                             623,807             623,807
         Leasehold improvements                                 419,040             415,340
                                                           ------------        ------------
                                                             11,266,902          11,266,667
         Less accumulated depreciation and amortization       6,362,916           5,172,275
                                                           ------------        ------------
         Net property and equipment                        $  4,903,986        $  6,094,392
                                                           ============        ============


         At June 30, 2002 and December 31, 2001, the Company had furniture and equipment under capitalized leases totaling $2,534,748 with accumulated depreciation of $1,241,600 and $936,093, respectively, which are included in the table above.


(5) LINE OF CREDIT

         The Company currently operates under a $4,000,000 Revolving Credit Loan Agreement dated August 16, 2001. The loan accrues interest at the prime rate on outstanding borrowings. The prime rate was 4.75% at June 30, 2002. The borrowing base is secured by certain accounts receivable. The loan agreement also contains provisions requiring compliance with certain financial covenants including prohibiting the payment of cash dividends without the bank's consent. The Revolving Credit Loan Agreement expires on April 30, 2003. At June 30, 2002, the Company had outstanding borrowings of $1,848,927 under the Revolving Credit Loan Agreement with an available credit line of $2,151,073.

         The Revolving Credit Loan Agreement requires the Company to meet certain financial covenants, which are calculated based upon total debt levels, tangible net worth, debt service, capital expenditures, and working capital. The Company was in violation of one of their debt covenants at June 30, 2002. The lender subsequently waived this covenant violation on August 13, 2002.

(6) GRANT AGREEMENTS

         During the second quarter of 2002, the Company entered into a financial contribution agreement with the Government of Quebec, Canada. Under the agreement the Company agreed to open a contact center in Caplan, Quebec, Canada for certain financial incentives. These incentives are based on maintaining certain eligibility requirements for two years from the date that the jobs are created. The Company must create a minimum of 50 jobs by April 30, 2004, but can create up to 500 for which it will receive financial contributions. No assistance from the Government of Quebec was recorded in the second quarter of 2002. At June 30, 2002, $272,882 was receivable under this agreement. As of June 30, 2002, the Company had current and non-current deferred recognition of grant income totaling $245,594 as required to conform to the terms of the grant. Payment for jobs created during the second quarter of this agreement is due within 30 days after submission and acceptance of claim.

         During the second quarter of 2002, the Company entered into a financial contribution agreement with Emploi Quebec. Under the terms of the agreement, Emploi Quebec agreed to subsidize wages, training and Human Resources management costs for two years. The financial contribution is linked to the creation of up to 500 jobs at the Company's new customer contact center located in Caplan, Quebec. During the second quarter of 2002, the Company recorded $13,726 in assistance from Emploi Quebec. At June 30, 2002, $16,183 was receivable under this agreement. Payment for jobs created during the second quarter of this agreement is due within 30 days after submission and acceptance of claim.

         During the first quarter of 2001, the Company entered into a financial contribution agreement with the Government of Quebec, Canada. Under the agreement the Company agreed to open a contact center in Vaudreuil, Quebec, Canada for certain financial incentives. These incentives are based upon providing sustained employment for three years and are awarded based on each job created. The Company must maintain a minimum of 50 ongoing jobs but can create up to 626 for which it will receive financial contributions. If there is a decrease in cumulative jobs created, future reimbursement is limited until the Company exceeds previously reimbursed employment levels. No assistance from the Government of Quebec was recorded in the second quarter of 2002. The Company recorded $399,887 in assistance during the second quarter ending June 30, 2001. At June 30, 2002, $161,201 was receivable under this agreement compared to $153,710 at December 31, 2001. As of June 30, 2002, the Company had current and noncurrent deferred recognition of grant income totaling $519,251 compared to $493,799 as of December 31, 2001, as required to conform to the terms of the grant. Payment of the grants receivable as of June 30, 2002, will be received at various dates over the next nine months.

         During the first quarter of 2001, the Company entered into a financial contribution agreement with the Federal Government of Canada. Under the agreement, the Company agreed to create 437 fulltime equivalent jobs by the end of March 31, 2002 at its Sherbrooke, Quebec contact center. During the second quarter of 2002, $32 in assistance was recorded from the Government of Canada. The Company recorded $182,266 in assistance in the second quarter of 2001. At June 30, 2002, $42,371 was receivable under this agreement compared to $180,798 at December 31, 2001. Payments of the grants receivable as of June 30, 2002, will be received within 90 days.

         During the year ended 2000, the Company entered into a financial contribution agreement with the Government of Quebec, Canada to open a contact center in Sherbrooke, Quebec, Canada. During the second quarter ended June 30, 2002, there was no assistance recorded from the

         Government of Canada. During the second quarter of 2001, $22,157 in total assistance was recorded. At June 30, 2002, $17,121 was receivable under this agreement compared to $342,833 at December 31, 2001. As of June 30, 2002, the Company had current and noncurrent deferred recognition of grant income totaling $480,375 compared to $456,731 at December 31, 2001, as required to conform to the terms of the grant. Payments of the grants receivable as of June 30, 2002, will be received within ninety days.

         A repayment of the above discussed grants may be required if the Company does not meet certain minimum job creation requirements. However, the management of the Company continues to monitor this situation and believes that grants actually received are consistent with the Company's ability to meet applicable minimum requirements for such grants at the same are in effect at the time of receipt. Therefore management does not believe that any grant assistance received will be refundable.


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

PART I   FINANCIAL INFORMATION
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         ACI Telecentrics, Incorporated (ACI) provides telephone-based sales and marketing services, and internet-based customer servicing, primarily to the telecommunications, financial services and publishing industries. ACI was established in 1987 in Minneapolis, Minnesota. The Company operates eight outbound contact centers and two inbound/outbound/internet services contact centers; six of which are located in five Midwest states, one in the state of California and three in the province of Quebec, Canada. The Company's corporate, administrative and sales functions are headquartered in Minneapolis, Minnesota. As of June 30, 2002, these 10 contact centers had 834 contacting stations, and the Company had approximately 1,700 full and part-time employees.

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

         We review our long-lived assets, such as fixed assets and goodwill for impairment whenever events or changes in circumstances indicate the carrying value amount of an asset or group of assets may not be recoverable. We consider a history of operating losses to be a primary indicator of potential asset impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows. Fixed assets is deemed to be impaired if a forecast of undiscounted future operating cash flows directly related to such assets is less than its carrying amount.

         As discussed in Note 6 of Notes to Consolidated Financial Statements, the Company has many grant agreements, which have various terms and requirements. Most of the agreements require the Company to maintain a minimum number of ongoing jobs and salary levels for a specific time period. The Company believes that it has conformed with such agreements to date, however, significant economic changes or the availability of labor in a call center market could adversely affect the Company's ability to meet the agreement terms and requirements in the future.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002, COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

         REVENUE. Revenues for the second quarter ended June 30, 2002 decreased $1,403,401, or 15% to $7,728,561 compared to second quarter 2001 revenues of $9,131,962. Billable hours decreased by 12% when compared to the prior year period. The decreases in revenues and billable hours can primarily be attributed to the Company's financial services clients scaling back their marketing campaigns due to the general instability of the economy. The Company operated an average of 760 contact stations during the second quarter of 2002 compared to an average of 829 for the same period in 2001.

         Telecommunications clients became the largest segment of revenues during the second quarter 2002 by providing approximately 52% of second quarter 2002 revenues compared to approximately 26% of revenues during the second quarter of 2001. In the previous year's second quarter of 2001, financial services clients provide approximately 67% of revenues compared to approximately 38% of revenues during the second quarter of 2002. During the second quarter of 2002 and 2001, the Company's largest client represented approximately 21% and 18%, respectively, of total revenue. Other industry segments and their percentages of revenue in 2002 include publishing (5%) and other miscellaneous (5%). In 2001, other industry segments and their percentage of revenue included publishing (6%) and other miscellaneous (1%).

         COST OF SERVICES. Cost of services decreased by $102,753 for the second quarter of 2002, or 2% to $4,501,287, when compared to $4,604,040 in the second quarter of 2001. As percentage of revenue, cost of services for the second quarter of 2002 increased by 8% to 58% compared to 50% in the second quarter of 2001. This increase as a percentage of revenue was primarily the result of the effect of the reduction of economic development grants reducing cost of services in the second quarter of 2001 versus the second quarter of 2002. During the second quarter of 2002 and 2001 economic development grant reduced cost of services by $13,758 and $604,310. respectively. In addition, as a percentage of revenue, long distance telephone costs were reduced by 10% when comparing the second quarters of 2002 and 2001 as an offset to the increase in cost of services when comparing second quarter 2002 versus second quarter 2001 with economic development grants.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total selling, general and administrative expenses for the three months ended June 30, 2002 decreased $382,414, or 10% to $3,559,000 from $3,941,414 during the same period of 2001.
As a percentage of revenue, selling, general and administrative expenses increased 3% to 46% in 2002 compared to 43% during the second quarter of 2001. The increase in expenses, as a percentage of revenue, is primarily the result of depreciation expense associated with the contact center opened in January 2001, relocation of one contact center and upgraded technology installed during 2001.

         OPERATING (LOSS) INCOME. Due to the factors listed above, the Company recorded second quarter 2002 operating loss of $331,726, a $918,234 decrease compared to the second quarter 2001 operating income of $586,508. As a percentage of revenue, the operating loss was 4% during the 2002 quarter and the operating income was 6% during the 2001 quarter. Operating loss for the second quarter of 2002 and 2001 would have been $345,484 and $17,802, respectively, if the effect of economic development grants is not considered.

         OTHER INCOME AND EXPENSES, NET. Other expenses were $76,545 in 2002 and $84,174 in 2001. Net interest expense was $42,208 in the second quarter of 2002 compared to $63,259 in the same period of 2001. The decrease in net interest expense was the result of decreases in borrowing activity under the Company's line of credit. Other expenses increased due to an increase in foreign currency translation expense.

         NET (LOSS) INCOME AND NET (LOSS) INCOME PER SHARE. Pretax loss for the three months ended June 30, 2002 was $408,271, a $910,605 decrease compared to pretax income of $502,334 in the same period of 2001. The Company recorded income tax benefit of $160,000 for the second quarter of 2002 and income tax expense of $196,000 in the second quarter of 2001. The effective tax rate was 39% for the second quarters of 2002 and 2001. During the second quarters of 2002 and 2001, economic development grants of $13,758 and $604,310, respectively, were recorded as a reduction in expenses. The pretax loss for the second quarter of 2002 and 2001 would have been $422,029 and $101,976 respectively, if the economic development grants were not considered. The net loss for the second quarter of 2002 was $248,271, or $.04 per share on a basic and diluted basis compared to net income of $306,334, or $.05 per share on a basic and diluted basis in the second quarter of 2001. When the effect of the economic development grants is not considered, the net loss for the second quarter of 2002 and 2001 would have been $257,029 and $61,976, or $.04 and $.01 per share on a basic and diluted basis, respectively.

SIX MONTHS ENDED JUNE 30, 2002, COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

         REVENUE. Revenues for the six months ended June 30, 2002 decreased $2,493,648 or 14% to $14,973,928, compared to 2001 revenues of $17,467,576.
Billable hours decreased 10% when compared to the prior year period. The decreases in revenues and billable hours can primarily be attributed to the Company's financial services clients scaling back their marketing campaigns and competitive selling price due to the general instability of the economy. The Company operated an average of 794 contact stations during the first six months of 2002 compared to 829 during the first six months of 2001.

         Financial services clients provided approximately 45% of the 2002 six month revenues compared to approximately 65% of 2001 revenues. During the six months ended June 30, 2002 and 2001, the Company's largest client represented approximately 16% and 18%, respectively, of total revenue. Other industry segments and their percentages of revenue in 2002 include telecommunications (42%) and publishing (6%).

         COST OF SERVICES. Cost of services for the six months ended June 30, 2002 increased $ 95,274, or 1% to $8,859,734 compared to $8,764,460 during the
2001 period. As percentage of revenue, cost of services for the six months ended of 2002 increased by 9% to 59% compared to 50% in the second quarter of 2001. This increase as a percentage of revenue was primarily the result of the effect of the reduction of economic development grants reducing cost of services for the six months of 2001 versus the six months of 2002. During the six months ended 2002 and 2001 economic development grant reduced cost of services by $13,758 and $1,270,567, respectively. In addition, as a percentage of revenue, long distance telephone costs were reduced by 4% when comparing the six months ended 2002 and 2001 as a offset to the increase in cost of services when comparing six months ended 2002 versus second quarter 2001 with economic development grants.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total selling, general and administrative expenses for the first six months of 2002 decreased $241,010, or 3% to $7,220,355, from $7,461,365 during 2001. During the six months ended 2001 economic development grant reduced selling, general, and administrative expenses by $254,753. Without the taking into effect the reduction by economic development grants when comparing the six months of 2002 to 2001, selling general, and administrative expenses were reduced by $495,753 or 6%. This reduction in corporate expenses resulted primarily from reduced personnel costs. As a percentage of revenue, selling, general and administrative expenses, without the reduced effect of $254,753 in economic development grants in 2001, increased by 4% to 48% in 2002 compared to 44% during the same period of 2001. The increase in selling, general and administrative expenses as a percentage of revenues when comparing 2002 to 2001 also reflect reduced revenues for the six months of 2002.

         OPERATING INCOME. As a result of the factors listed above, operating loss for the first six months of 2002 was $1,106,161, a $2,347,912 decrease compared to 2001 operating income of $1,241,751. As a percentage of revenue, operating loss was 7% for the six months ended June 30, 2002 and operating income was 7% for the six months ended June 30, 2002. The Company would have had an operating loss for 2002 and 2001 of $1,119,919 and $28,816, respectively, if the effect of the economic development grants were not considered.

         OTHER INCOME AND EXPENSES, NET. Net interest expense was $85,264 in 2002 compared to $155,103 in 2001. The decrease in net interest expense was the result of decreased borrowing activity under the Company's line of credit and equipment lease financing.

         NET INCOME AND NET INCOME PER SHARE. Pretax loss for the first six months of 2002 was $1,248,761, a $2,263,212 decrease compared to pretax income of $1,014,451 in the same period of 2001. The Company recorded an income tax benefit of $482,000 in 2002 and an income tax expense of $396,000 in 2001. The effective tax rate for both periods was 39%. The pretax loss for the first six months of 2002 and 2001 would have been $1,262,519 and $510,859, respectively, if the effect of the economic development grants were not considered. The income tax benefit for 2002 and 2001 would have been $492,000 and $199,000, respectively, when the effect of the economic development grants is not considered. Net loss for the first six months of 2002 was $766,761 or $.13 per share on a basic and diluted share basis compared to net income of $618,451, or $.11 per basic and diluted share basis in 2001. When the effect of the economic development grants is not considered, net loss for 2002 and 2001 would have been $770,519 or $.13 and $311,859, or $.05 per share on a basic and diluted share basis, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically used cash from operating activities, bank borrowings, capital leases and public and private sector financing received in connection with the opening of contact centers as its primary sources of liquidity. The public and private sector (grants/financings) have included outright grants, low interest rate loans, forgivable loan arrangements, and reimbursement for certain expenses and leasehold improvements. The Company currently operates under a $4,000,000 Revolving Credit Loan Agreement dated August 16, 2001. The loan accrues interest at the prime rate on outstanding borrowings. The prime rate was 4.75% at June 30, 2002. The borrowing base is secured by certain accounts receivable. The Revolving Credit Loan Agreement requires the Company to meet certain financial covenants, which are calculated based upon total debt levels, tangible net worth, debt service, capital expenditures, and working capital including prohibiting the payment of cash dividends without the bank's consent. The Company was in violation of one of their debt covenants at June 30, 2002. The lender subsequently waived this covenant violation on August 13, 2002. The Company anticipates that it may be in violation of the debt service covenant by the end of the third quarter of 2002. The Revolving Credit Loan Agreement expires on April 30, 2003. At June 30, 2002, the Company had outstanding borrowings of $1,848,927 under the Revolving Credit Loan Agreement with an available credit line of $2,151,073.

         At June 30, 2002, the Company had cash and cash equivalents of $1,076,826 compared to $1,459,214 at December 31, 2001. For the six months ended June 30, 2002, cash used by operating activities was $1,597,011 compared to cash provided by operating activities of $3,902,581 in the 2001 period. Included in cash used by operating activities in the 2002 period is $2,037,394 of net changes in working capital components (primarily an increase in receivable) , non-cash net charges of $3,358, and a net loss of $766,761. Depreciation of $1,210,502 partially offsets this decrease in cash. For the six months ended June 30, 2001, cash provided by operating activities was $3,902,581 of changes in working capital components related to the growth of the Company, depreciation of $1,096,188 and net income of $618,451. Cash used by non-cash net charges of $24,821 partially offset this increase in cash.

         Net cash used by investing activities in the six months of 2002 and 2001 was $273,051 and $2,102,942, respectively. The primary use of cash by investing activities during 2002 was an increase in deposits on building rent and equipment. During the 2001 period, the primary uses of cash by investing activities included expenditures for property and equipment of $1,888,274 and deposits of $214,668 on equipment and technology.

         Net cash used by financing activities during the six months ended June 30, 2002 was $1,487,674 and cash provided by financing activities during the six months ended June 30, 2001 was $1,746,920. The primary source of cash from financing activities during the first six months of 2002 was $1,848,927 of net borrowings under the Company's revolving line of credit. Cash provided by financing activities in 2002 was partially offset by repayments of $361,253 of capital leases. The primary uses of cash during the first six months ended June 2001 were $2,564,006 of net payments under the Company's revolving line of credit and repayment of $292,824 in capital leases. The primary sources of cash from financing activities were proceeds from a term note of $763,000, sale and leaseback of equipment proceeds of $260,276, and the issuance of common stock of $6,634 under the Company's Employee Stock Purchase Plan.

         During the six months ending June 30, 2002 and 2001, the Company did not acquire any assets through capital leases. During the six months ended June 30, 2001, the company acquired $536,432 of assets through capital leases.

         As a result, net cash and cash equivalents decreased by $382,388 during the six months ended June 30 of 2002 and increased by $52,719 during the six months ended June 30 of 2001. The Company believes that funds which should be generated from future operations, amounts available under the revolving line of credit agreement, amounts receivable from economic development grants for new jobs created and funds obtained through equipment financing leases will be sufficient to finance its current and future business operations, including working capital requirements, although there can be no guarantee that these funds will be available at terms acceptable to the Company, if at all.

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

OUTLOOK

         Certain statements made in this Form 10-Q, including those made in the second paragraph of this "Outlook" section are "forward-looking statements" made under the safe harbor provision of the Securities Litigation Reform Act. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements.

         Management's belief that any grant assistance received will not be refundable depends on the Company's ability to continue to meet designated job creation and other requirements, which in turn depends on general business, economic and competitive conditions largely out of the Company's control.

         The Company's ability to continue to finance its business depends on revenues from future operations, which depend in part on economic, competitive and regulatory conditions, on its ability to meet covenants related to its line of credit, as well as new grants received.

         Management believes that total marketing expenditures by U.S. companies directed towards multi-channel customer contacts will continue to grow and that the trend for these companies will be towards outsourcing their marketing programs to companies like ACI. In addition, the Company believes that Internet-based online customer service support is the next step in consumer contact, and the Company has positioned itself to take advantage of the growth in that market segment. The Company opened in June 2002 a new 150-seat contact center in Caplan, Quebec, Canada. In 2002, the Company expects to spend approximately $600,000 on capital expenditures to equip the new Caplan contact center and for other minor business applications. The Company intends to finance the majority of its capital expenditure needs through equipment financing leases; however, there is no assurance that equipment finance leases will be available at terms acceptable to the Company.

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

ITEM 3   NOT APPLICABLE

PART II           OTHER INFORMATION

ITEM 1 - 3        NOT APPLICABLE

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company held its 2002 Annual Meeting of Shareholders on May 23, 2002. At the Annual Meeting, the shareholders voted upon proposals to
(a) set the number of members of the Board of Directors at six (6); (b) elect directors as contained in the Registrant's Proxy Statement dated April 15, 2002 and (c) approve Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2002.

         (a)      Set the number of members of the Board of Directors at six
                  (6):

                                     For            Against           Abstain
                                     ---            -------           -------

                                  5,693,696          13,411            2,337

         (b) The board nominees were elected as directors with the following votes:

                                                        Shares Voted
                                                        ------------
                                                   For              Withheld
                                                   ---              --------

                    Rick N. Diamond             5,658,604            50,840
                    Gary B. Cohen               5,658,604            50,840
                    Seymour Levy                5,671,404            38,040
                    Douglas W. Franchot         5,671,404            38,040
                    Phillip T. Levin            5,671,404            38,040
                    Thomas F. Madison           5,671,404            38,040

         (c) Approve Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2002.

                                     For            Against           Abstain
                                     ---            -------           -------

                                  5,701,996          7,411               37


                  No other matters were submitted to a vote of the security holders.

ITEM 5            NOT APPLICABLE

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K.
                  (a) Exhibits:
                      99.1     Certification of Chief Executive Officer
                      99.2     Certification of Chief Financial Officer

                  (b) Reports on Form 8-K
                      No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ACI TELECENTRICS, INCORPORATED
                                        Registrant



Dated: /s/ Aug 14, 2002                 By: /s/ WILLIAM NOLTE
       ---------------------                ------------------------------------
                                        William Nolte
                                        Chief Financial Officer
                                        (Principal Accounting Officer)



Dated: /s/ Aug 14, 2002                 By: /s/  RICK N. DIAMOND
       ---------------------                ------------------------------------
                                        Rick N. Diamond
                                        Chief Executive Officer and Director

                                  EXHIBIT INDEX

                             ACI TELECENTRICS, INC.

                    FORM 10-Q FOR QUARTER ENDED JUNE 30, 2002



EXHIBIT NO.                    DESCRIPTION

99.1           Certification of Chief Executive Officer
99.2           Certification of Chief Financial Officer