Form 10-Q
period 2002-09-30
ACI TELECENTRICS INC
filed 2002-11-22
CIK 1020998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                    FORM 10-Q



X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-        ACT OF 1934


                For the quarterly period ended September 30, 2002

__       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from ______ to ______

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

         The Company had 5,781,485 shares of common stock, no par value per share, outstanding as of November 6, 2002.

                         ACI TELECENTRICS, INCORPORATED
                                    FORM 10-Q


                                TABLE OF CONTENTS


                                                                          PAGE #
                                                                          ------
PART I        FINANCIAL INFORMATION

Item 1        Consolidated Financial Statements (unaudited)
                    Balance Sheets                                           3
                    Statements of Operations                                 4
                    Statements of Cash Flows                                 5
                    Notes to Financial Statements                            6

Item 2        Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           11

Item 3        Qualitative and Quantitative Disclosures on Market Risk       17

Item 4        Controls and Procedures                                       17

Item 5        Resignation of Officer                                        17


PART II       OTHER INFORMATION

Items 1 through Item 5 have been omitted since all items are inapplicable or answers negative.

Item 6        Exhibits and reports on Form 8-K                              18

Signature Page                                                              19

PART 1   FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS
                         ACI TELECENTRICS, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                           September 30,    December 31,
                                                               2002             2001
                                                           ------------     ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                               $  1,714,352     $  1,459,214
   Trade receivables, less allowance for doubtful
        accounts of $243,874 and $199,000, respectively       4,440,990        3,691,111
   Deferred income taxes
                                                                                 911,000
   Prepaid expenses                                             191,376          141,120
   Grant receivable                                             778,085          677,341
   Other current assets                                             762            1,110
                                                           ------------     ------------
              Total current assets                            7,125,565        6,880,896

Property and equipment, net of accumulated depreciation       4,766,457        6,094,392

Other assets                                                    205,482          140,360
                                                           ------------     ------------
TOTAL ASSETS                                               $ 12,097,504     $ 13,115,648
                                                           ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving line of credit                                $  1,957,704
   Trade accounts payable                                     1,318,658     $  1,481,408
   Accrued compensation                                       1,173,796          746,630
   Accrued expenses                                             351,756          281,266
   Restructuring costs reserve                                   11,025
   Income taxes payable                                         151,335           92,282
   Current portion capital lease obligations                    630,567          669,731
   Current portion deferred grants                            1,395,344        1,070,530
                                                           ------------     ------------
              Total current liabilities                       6,990,185        4,341,847

LONG-TERM LIABILITIES:
   Capital lease obligations, less current portion              672,459          774,217
   Deferred grants, less current portion                                          20,000
   Deferred income taxes                                        148,000        1,059,000
                                                           ------------     ------------
              Total long-term liabilities                       820,459        1,853,217

SHAREHOLDERS' EQUITY:
   Common stock, no par value;
        Authorized - 15,000,000
        Issued and outstanding shares - 5,781,485             6,659,989        6,659,989
   Retained earnings (deficit)                               (2,373,129)         260,595
                                                           ------------     ------------
Total shareholders' equity                                    4,286,860        6,920,584
                                                           ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 12,097,504     $ 13,115,648
                                                           ============     ============

See accompanying notes to consolidated financial statements.

                         ACI TELECENTRICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                     Three Months Ended                 Nine Months Ended
                                        September 30,                     September 30,
                                -----------------------------     -----------------------------
                                    2002             2001             2002             2001
                                ------------     ------------     ------------     ------------
TELEMARKETING REVENUES
     Outbound revenue           $  5,971,699     $  7,981,858     $ 19,302,676     $ 25,095,214
     Inbound revenue               1,076,045          285,145        2,718,996          639,365
                                ------------     ------------     ------------     ------------
     Total revenue                 7,047,744        8,267,003       22,021,672       25,734,579
                                ------------     ------------     ------------     ------------

COST OF SERVICES                   4,388,525        4,389,984       13,248,259       13,154,444

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES          3,788,162        3,945,551       11,008,517       11,406,916

IMPAIRMENT CHARGE (Note 2)            49,975                            49,975

RESTRUCTURING COSTS (Note 7)          11,025                            11,025
                                ------------     ------------     ------------     ------------


OPERATING (LOSS) INCOME           (1,189,943)         (68,532)      (2,296,104)       1,173,219

OTHER INCOME (EXPENSE)
     Interest income                     570            3,280            5,767           18,507
     Interest expense                (58,431)         (59,405)        (148,892)        (229,735)
     Other, net                       57,841          (63,770)             505         (135,967)
                                ------------     ------------     ------------     ------------
Total other expense                      (20)        (119,895)        (142,620)        (347,195)
                                ------------     ------------     ------------     ------------

(LOSS) INCOME  BEFORE TAXES       (1,189,963)        (188,427)      (2,438,724)         826,024

INCOME TAX EXPENSE (BENEFIT)         677,000          (72,000)         195,000          324,000
                                ------------     ------------     ------------     ------------

NET (LOSS) INCOME               $ (1,866,963)    $   (116,427)    $ (2,633,724)    $    502,024
                                ============     ============     ============     ============

(LOSS) EARNINGS PER SHARE:
     Basic                      $       (.32)    $       (.02)    $       (.46)    $        .09
                                ============     ============     ============     ============
     Diluted                    $       (.32)    $       (.02)    $       (.46)    $        .08
                                ============     ============     ============     ============

WEIGHTED AVERAGE COMMOM
  SHARES OUTSTANDING:
     Basic                         5,781,485        5,781,485        5,781,485        5,781,462
                                ============     ============     ============     ============
     Diluted                       5,781,485        5,781,485        5,781,485        5,918,099
                                ============     ============     ============     ============

See accompanying notes to consolidated financial statements.

                         ACI TELECENTRICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Nine Months Ended Sept 30,
                                                                          2002             2001
                                                                     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                    $ (2,633,724)    $    502,024
Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
     Depreciation                                                       1,815,195        1,667,071
     Impairment charge                                                     49,975
     Provision for losses on accounts receivable                           45,000           41,668
     Amortization of deferred grant revenue                              (100,000)        (105,000)
     Loss on disposal of equipment                                         36,641           39,080
     Changes in operating assets and liabilities:
        Trade receivables                                                (800,879)       2,355,029
        Prepaid expenses                                                  (50,256)         (22,292)
        Grant receivable                                                 (100,744)        (747,229)
        Other current assets                                                  348          429,702
        Deferred grants                                                   404,814        1,016,762
        Trade accounts payable, accrued compensation
             and accrued expenses                                         334,906         (114,939)
        Restructuring costs payable                                        11,025
        Customer advances                                                   6,000          974,000
        Income tax (receivable) payable                                    59,053          325,144
                                                                     ------------     ------------
              Net cash (used in) provided by operating activities        (922,646)       6,361,020
                                                                     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                  (573,876)      (2,971,805)
     (Increase) decrease in deposits                                      (65,122)         556,395
                                                                     ------------     ------------
              Net cash used in investing activities                      (638,998)      (2,415,410)
                                                                     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from revolving line of credit                            13,074,425       13,869,221
     Payments on revolving line of credit                             (11,116,721)     (16,370,838)
     Net proceeds from issuance of common stock                                --            6,634
     Proceeds from equipment acquired through capital leases              414,783          202,634
     Repayments of capital leases                                        (555,705)        (458,744)
                                                                     ------------     ------------
              Net cash provided by (used in) financing activities       1,816,782       (2,751,093)
                                                                     ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 255,138        1,194,517

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                                          1,459,214          100,607
                                                                     ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  1,714,352     $  1,295,124
                                                                     ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  NON CASH INVESTING AND FINANCING TRANSACTIONS:

       Equipment acquired through capital lease                      $    443,100     $    826,193

   CASH PAID FOR INTEREST AND TAXES:
     Income taxes paid net of refunds received                       $     26,050     $     27,108
     Cash paid for interest                                          $    141,273     $    229,735


See accompanying notes to consolidated financial statements.

                         ACI TELECENTRICS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


(1) BASIS OF PRESENTATION AND RESPONSIBILITY OF INTERIM FINANCIAL STATEMENTS

         ACI Telecentrics, Incorporated and subsidiary (the Company) prepared the unaudited consolidated financial statements for the three and nine months ended September 30, 2002 and 2001 following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. Therefore, these financial statements should be read in conjunction with the Company's 2001 Form 10-KSB.

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

         In September 2001, the FASB issued SFAS No. 144 (SFAS 144), ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETs, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, it retains many of the fundamental provisions of that statement. SFAS No. 144 was effective for the Company on January 1, 2002. During the third quarter of 2002, the Company recognized an impairment charge of $49,975 related to the closing of two small Midwest call centers.

         In July 2002, the FASB issued SFAS No. 146 (SFAS 146), ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires costs associated with the following restructuring activities to be recognized and measured at fair value (except for one-time termination benefits) and recorded when such changes occur: one-time termination benefits, costs to terminate contracts other than capital leases, and costs to consolidate facilities and/or relocate employees. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted SFAS 146 during the third quarter of 2002 concurrent with the closing of two of its small Midwest call centers. As a result, upon adoption the Company recorded a restructuring charge of $11,025 representing a liability for future remaining lease rentals on the properties, reduced by estimated sublease rentals that could be reasonably obtained for the properties. All charges remained as accrued liabilities as of September 30, 2002.


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

                                                         Three Months Ended         Nine Months Ended
                                                            September 30,             September 30,
                                                          2002         2001         2002         2001
                                                       ---------    ---------    ---------    ---------
         Weighted average common shares outstanding    5,781,485    5,781,485    5,781,485    5,781,462
         Effect of dilutive stock options                     --           --           --      136,637
                                                       ---------    ---------    ---------    ---------
                                                       5,781,485    5,781,485    5,781,485    5,918,099
                                                       =========    =========    =========    =========

         A total of 852,000 stock options have been excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2002, respectively, because to do so would have been antidilutive for the periods presented. In addition, a total of 225,750 stock options were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2001, because to do so would have been antidilutive.


(4) PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at:

                                                        September 30, 2002  December 31, 2001
                                                        ------------------  -----------------
         Furniture                                             $ 1,920,570        $ 1,862,921
         Equipment                                               8,261,187          8,364,599
         Capitalized software costs                                622,800            623,807
         Leasehold improvements                                    424,396            415,340
                                                               -----------        -----------
                                                                11,228,953         11,266,667
         Less accumulated depreciation and amortization          6,462,496          5,172,275
                                                               -----------        -----------
         Net property and equipment                            $ 4,766,457        $ 6,094,392
                                                               ===========        ===========

         At September 30, 2002 and December 31, 2001, the Company had furniture and equipment under capitalized leases totaling $2,911,917 and $2,534,748, with accumulated depreciation of $1,361,080 and $936,093, respectively, which are included in the table above.

(5) LINE OF CREDIT

         The Company operated under a $4,000,000 Revolving Credit Loan Agreement dated June 2002. The loan accrued interest at the prime rate on outstanding borrowings. The borrowing base is secured by certain accounts receivable. The Revolving Credit Loan Agreement requires the Company to meet certain financial covenants, which are calculated based upon total debt levels, tangible net worth, debt service, capital expenditures, and working capital. As of September 30, 2002, the Company was in violation of several of these covenants. As a result, the Company is in default on the $4,000,000 Revolving Credit Loan Agreement.

         The Company's lender has notified the Company that it was willing to consider delaying the exercise of its rights under the Revolving Credit Loan Agreement. In consideration, while a permanent agreement is being negotiated, the Company is currently operating under a temporary $2,500,000 amended Revolving Credit and Forbearance Loan Agreement dated November 2002, which expires on April 30, 2003. The loan accrues interest at the Prime rate plus 2% on outstanding borrowings. The Prime rate was 4.75% at September 30, 2002. The borrowing base of this temporary agreement is secured by certain accounts receivable. In addition, the temporary loan agreement contains provisions requiring the Company to comply with certain financial covenants, which are calculated based upon total debt levels, tangible net worth, debt service, capital expenditures, and working capital including prohibiting of the payment of cash dividends without the bank's consent. The company was in violation of several of these covenants. At September 30, 2002, the Company had outstanding borrowings of $1,957,704 under the Revolving Credit and Forbearance Loan Agreement with an available credit line of $542,296 pursuant to the proposed terms of the forbearance agreement. The Company is seeking an alternative lender to replace its current credit facility, and provide the company with additional capital to meet its current liquidity needs; however, there is no assurance that the Company can reach an agreement with a lender.


(6) GRANT AGREEMENTS

         During the second quarter of 2002, the Company entered into a financial contribution agreement with the Government of Quebec, Canada. Under the agreement the Company agreed to open a contact center in Caplan, Quebec, Canada for certain financial incentives. These incentives are based on maintaining certain eligibility requirements for two years from the date that the jobs are created. The Company must create a minimum of 50 jobs by April 30, 2004, but can create up to 500 for which it will receive financial contributions. If there is a decrease in cumulative jobs created, future reimbursement is limited until the Company exceeds previously reimbursed employment levels. As of September 30, 2002, the Company created 138 jobs for which it has applied for financial reimbursement. For the third quarter and nine months ending September 30, 2002, the Company recorded $40,747 in financial assistance from the Government of Quebec. At September 30, 2002, $487,328 was receivable under this agreement. As of September 30, 2002, the Company had, under the Caplan agreement, current deferred recognition of grant income totaling $398,073 as required to conform to the terms of the grant. Payment for jobs created during the third quarter of this agreement is due within 30 days after submission and acceptance of claim.

         During the second quarter of 2002, the Company entered into a financial contribution agreement with Emploi Quebec. Under the terms of the agreement, Emploi Quebec agreed to subsidize wages, training and Human Resources management costs for two years. The financial contribution is linked to the creation of up to 500 jobs at the Company's new customer contact center located in Caplan, Quebec. During the three and nine month period ending the Company recorded $48,754 and $62,480, respectively, in assistance from Emploi Quebec. At September 30, 2002, $79,416 was receivable under this agreement. Payment for jobs created during the third quarter of this agreement is due within 30 days after submission and acceptance of claim.

         During the first quarter of 2001, the Company entered into a financial contribution agreement with the Government of Quebec, Canada. Under the agreement the Company agreed to open a contact center in Vaudreuil, Quebec, Canada for certain financial incentives. These incentives are based upon providing sustained employment for three years and are awarded based on each job created. The Company must maintain a minimum of 50 ongoing jobs but can create up to 626 for which it will receive financial contributions. If there is a decrease in cumulative jobs created, future reimbursement is limited until the Company exceeds previously reimbursed employment levels. As of September 30, 2002, the Company had applied for financial reimbursement for 389 jobs. The actual number of jobs at September 30, 2002 was 331. No assistance from the Government of Quebec was recorded in the third quarter of 2002. The Company recorded $205,938 in assistance during the third quarter ending September 30, 2001. At September 30, 2002, $154,371 was receivable under this agreement compared to $153,710 at December 31, 2001. As of September 30, 2002, the Company had, under the Vaudreuil agreement, current deferred recognition of grant income totaling $497,250 compared to $493,799 as of December 31, 2001, as required to conform to the terms of the grant. Payment of the grants receivable as of September 30, 2002, were 30 days past due.

         During the first quarter of 2001, the Company entered into a financial contribution agreement with the Federal Government of Canada. Under the agreement, the Company agreed to create 437 fulltime equivalent jobs by the end of March 31, 2002 at its Sherbrooke, Quebec contact center. No assistance from the Government of Canada was recorded in the third quarter of 2002. For the nine months ending September 30, 2002, the Company recorded $32 in assistance from the Government of Canada. The Company recorded $131,402 in assistance in the third quarter of 2001. At September 30, 2002, $40,575 was receivable under this agreement compared to $180,798 at December 31, 2001. Payments of the grants receivable as of September 30, 2002, will be received within 60 days.

         During the year ended December 2000, the Company entered into a financial contribution agreement with the Government of Quebec, Canada to open a contact center in Sherbrooke, Quebec, Canada. These incentives are based upon providing sustained employment for two years and are awarded based on each job created. The Company must maintain a minimum of 50 ongoing jobs but can create up to 600 for which it will receive financial contributions. If there is a decrease in cumulative jobs created, future reimbursement is limited until the Company exceeds previously reimbursed employment levels. As of September 30, 2002, the Company had applied for financial reimbursement for 546 jobs. The actual number of jobs at September 30, 2002 was 424. During the third quarter ended September 30, 2002, there was no assistance recorded from the Government of Canada. During the third quarter of 2001, $22,180 in total assistance was recorded. At September 30, 2002, $16,396 was receivable under this agreement compared to $342,833 at December 31, 2001. As of September 30, 2002, the Company had, under the Sherbrooke agreement, current deferred recognition of grant income totaling $460,022 compared to $456,731 at December 31, 2001, as required to conform to the terms of the grant. Payments of the grants receivable as of September 30, 2002, will be received within 60 days.

         Repayment of the above discussed grants may be required if the Company does not meet certain minimum job creation requirements. However, the Company continues to monitor this situation and believes that grants actually received are consistent with the Company's ability to meet applicable minimum requirements for such grants. Therefore the Company does not believe that any grant assistance received will be refunded.

(7) RESTRUCTURING COSTS

         During the third quarter of 2002, the Company closed two of its small Midwest call centers and shifted the workflow to its larger facilities in order to maximize operating efficiencies. As a result, the Company recorded a restructuring charge of $11,025 related to occupancy costs. All charges remained as accrued liabilities as of September 30, 2002.


(8) INCOME TAXES

         The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No. 109, "Accounting for Income Taxes," including the Company's earnings history, the number of years the Company's operating loss and tax credits can be carried forward, the existence of taxable temporary differences, and near-term earnings expectations. In assessing the Company's ability to utilize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance of approximately $966,665, of which $482,000 was for year 2002 prior periods, was recorded at September 30, 2002, primarily due to the uncertainty of whether a significant portion of the Company's net operating loss carry forwards may ultimately be realized. During the third quarter of 2002, the Company also recorded an additional $195,000 in income tax expense related to its Canadian operations. Included in non-current deferred income tax liabilities at September 30, 2002, are previously generated federal tax loss carry forwards of $210,000, which expire in 2018. The Company also has previously generated state tax loss carry forwards of $729,000, which expire in 2012 through 2016. In addition, as of September 30, 2002, the Company also had general business tax credit carry forwards of approximately $555,000, which expire in 2012 through 2021 and alternative minimum tax credit carry forwards of $23,000, which are available to reduce future federal regular income taxes over an indefinite period.

PART 1   FINANCIAL INFORMATION
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         ACI Telecentrics, Incorporated (ACI) provides telephone-based sales and marketing services, and internet-based customer servicing, primarily to the telecommunications, financial services and publishing industries. ACI was established in 1987 in Minneapolis, Minnesota. The Company currently operates eight outbound contact centers and two inbound/outbound/internet services contact centers; six of which are located in five Midwest states, one in the state of California and three in the province of Quebec, Canada. The Company's corporate, administrative and sales functions are headquartered in Minneapolis, Minnesota. As of September 30, 2002, these 10 contact centers had 834 contacting stations, and the Company had approximately 1,600 full and part-time employees.

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


CRITICAL ACCOUNTING POLICIES

         The Company's significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in the 2001 Form 10-KSB. The accounting policies used in preparing the interim 2002 consolidated financial statements are the same as those described in the 2001 Form 10-KSB, except as described in Note 2 of this report "New Accounting Pronouncements."

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

         We review our long-lived assets, such as fixed assets and goodwill for impairment whenever events or changes in circumstances indicate the carrying value amount of an asset or group of assets may not be recoverable. We consider a history of operating losses to be a primary indicator of potential asset impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows. Fixed assets are deemed to be impaired if a forecast of undiscounted future operating cash flows directly related to such assets are less than its carrying amount.

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


RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001


         REVENUE. Revenues for the third quarter ended September 30, 2002 decreased $1,219,259, or 15% to $7,047,744 compared to third quarter 2001 revenues of $8,267,003. Billable hours decreased by 9% when compared to the prior year period. The decreases in revenues and billable hours can primarily be attributed to the Company's financial services clients scaling back their marketing campaigns due to the general instability of the economy. The Company operated an average of 834 contact stations during the third quarter of 2002 compared to an average of 840 for the same period in 2001.

         Telecommunications clients provided the largest portion of revenues during the third quarter 2002, providing approximately 54% of revenues compared to approximately 25% of revenues during the third quarter of 2001. In the third quarter of 2001, financial services clients provided approximately 64% of revenues compared to approximately 39% of revenues during the third quarter of 2002. During the third quarter of 2002 and 2001, the Company's largest client represented approximately 24% and 19%, respectively, of total revenue. Other industry segments and their percentages of third quarter revenue in 2002 and 2001 included publishing (2% and 5%) and other miscellaneous (5% and 6%), respectively.


         COST OF SERVICES. Cost of services decreased by $1,459 for the third quarter of 2002, to $4,388,525, when compared to $4,389,984 in the third quarter of 2001. As a percentage of revenue, cost of services for the third quarter of 2002 increased by 9% to 62% compared to 53% in the third quarter of 2001. This increase, as a percentage of revenue, was primarily the result of the effect of the reduction of economic development grants reducing cost of services in the third quarter of 2002 versus the third quarter of 2001. During the third quarter of 2002 and 2001 economic development grants reduced cost of services by $89,501 and $359,520. respectively. In addition, as a percentage of revenue, long distance telephone costs increased by 2% when comparing the third quarters of 2002 and 2001.


         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total selling, general and administrative expenses for the three months ended September 30, 2002 decreased $157,389, or 4% to $3,788,162 from $3,945,551 during the same period of 2001. As a percentage of revenue, selling, general and administrative expenses increased 6% to 54% in 2002 compared to 48% during the third quarter of 2001. The increase in expenses, as a percentage of revenue, is primarily the result of salary and related costs decreasing slower than revenue and an increase in depreciation and repairs and maintenance expenses associated with the Caplan contact center opened in June 2002.


         OPERATING LOSS. Due to the factors listed above, the Company incurred a third quarter 2002 operating loss of $1,189,943, a $1,121,411 increase compared to the third quarter 2001 operating loss of $68,532. As a percentage of revenue, the operating loss was 17% during the 2002 quarter and 1% during the 2001 quarter. Operating loss for the third quarter of 2002 and 2001 would have been $1,279,444 and $428,052, respectively, if the effect of economic development grants is not considered.


         OTHER INCOME AND EXPENSES, NET. Net interest expense was $57,861 in the third quarter of 2002 compared to $56,125 in the same period of 2001. Other income, consisting of foreign currency translation income, was $57,841 in the third quarter of 2002. Other expense, consisting of foreign currency translation expense, was $63,770 in the same period of 2001.


         NET LOSS AND NET LOSS PER SHARE. Pretax loss for the three months ended September 30, 2002 was $1,189,963, a $1,001,536 increase compared to pretax losses of $188,427 in the same period of 2001. The Company recorded income tax expense of $677,000 for the third quarter of 2002 compared to an income tax benefit of $72,000 in the third quarter of 2001. Included in the third quarter 2002 income tax expense is a $482,000 valuation allowance for year 2002 prior periods and $195,000 for income tax expense related to its Canadian operations. The valuation allowance was primarily due to the uncertainty of whether a significant portion of the Company's net operating loss carry forwards may ultimately be realized. During the third quarters of 2002 and 2001, economic development grants of $89,501 and $359,520, respectively, were recorded as a reduction in expenses. The pretax loss for the third quarter of 2002 and 2001 would have been $1,279,464 and $547,947 respectively, if the economic development grants were not considered. The net loss for the third quarter of 2002 was $1,866,963, or $.32 per share on a basic and diluted basis compared to a net loss of $116,427, or $.02 per share on a basic and diluted basis in the third quarter of 2001. When the effect of the economic development grants is not considered, the net loss for the third quarter of 2002 and 2001 would have been $1,918,464 and $338,947, or $.33 and $.06 per share on a basic and diluted basis, respectively.


NINE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001


         REVENUE. Revenues for the nine months ended September 30, 2002 decreased $3,712,907 or 14% to $22,021,672, compared to 2001 revenues of $25,734,579. Billable hours decreased 10% when compared to the prior year period. The decreases in revenues and billable hours can primarily be attributed to the Company's financial services clients scaling back their marketing campaigns and competitive selling price due to the general instability of the economy. The Company operated an average of 807 contact stations during the first nine months of 2002 compared to 832 during the first nine months of 2001.

         Telecommunications clients provided the largest portion of revenues during the first nine months of 2002, providing approximately 46% of revenues. During the first nine months of 2001, telecommunications clients provided approximately 26% of revenues. During the nine months ended September 30, 2002 and 2001, the Company's largest client represented approximately 16% and 17%, respectively, of total revenue. Other industry segments and their percentages of revenue in 2002 include financial services (43%), publishing (5%), and other miscellaneous (6%). Other industry segments and their percentages of revenue in 2001 include financial services (43%), publishing (7%), and other miscellaneous (3%).


         COST OF SERVICES. Cost of services for the nine months ended September 30, 2002 increased $93,815, or 1% to $13,248,259 compared to $13,154,444 during the 2001 period. As a percentage of revenue, cost of services for the nine months ended September 30, 2002 increased by 9% to 60% compared to 51% in the nine month period ended September 30, 2001. This increase, as a percentage of revenue, was primarily the result of the effect of the reduction of economic development grants reducing cost of services for the nine months of 2001 versus the nine months of 2002. During the nine months ended 2002 and 2001 economic development grants reduced cost of services by $103,259 and $1,630,087, respectively. In addition, as a percentage of revenue, long distance telephone costs were increased by 1% compared to the nine months ended 2001.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total selling, general and administrative expenses for the first nine months of 2002 decreased by $398,399, or 3% to $11,008,517, from $11,406,916 during 2001. During the nine months ended 2001 economic development grants reduced selling, general, and administrative expenses by $254,753. Without taking into effect the reduction of expenses by economic development grants comparing the nine months of 2002 to 2001, selling general, and administrative expenses were reduced by $653,152 or 6%. This reduction in expenses resulted primarily from reduced personnel costs. As a percentage of revenue, selling, general and administrative expenses without the reduced effect of $254,753 in economic development grants in 2001, increased by 5% to 50% in 2002 compared to 45% during the same period of 2001. The increase in selling, general and administrative expenses, as a percentage of revenue when comparing 2002 to 2001, also reflect reduced revenues for the nine months of 2002.


         OPERATING (LOSS) INCOME. As a result of the factors listed above, the operating loss for the first nine months of 2002 was $2,296,104, a $3,469,323 decrease compared to 2001 operating income of $1,173,219. As a percentage of revenue, the operating loss was 10% for the nine months ended September 30, 2002 compared to operating income of 5% for the nine months ended September 30, 2001. The Company would have had an operating loss for 2002 and 2001 of $2,399,363 and $711,611, respectively, if the effect of the economic development grants were not considered.


         OTHER INCOME AND EXPENSES, NET. Net interest expense was $143,125 in 2002 compared to $211,228 in 2001. The decrease in net interest expense was the result of decreased borrowing activity under the Company's line of credit and equipment lease financing. Other income, consisting of foreign currency translation income, was $505 for the nine months ended September 30, 2002. Other expense, consisting of foreign currency translation expense, was $135,967 for the nine months ended September 30, 2001.

         NET (LOSS) INCOME AND NET (LOSS) INCOME PER SHARE. Pretax loss for the first nine months of 2002 was $2,438,724, a $3,264,748 decrease compared to pretax income of $826,024 in the same period of 2001. The Company recorded income tax expense of $195,000 and $324,000 in 2002 and 2001, respectively. The pretax loss for the first nine months of 2002 and 2001 would have been $2,541,983 and $1,058,806, respectively, if the effect of the economic development grants were not considered. Income tax expense for 2002 would have been $151,000 when the effect of the economic development grants is not considered. Income tax benefit for 2001 would have been $413,000, when the effect of the economic development grants is not considered. Net loss for the first nine months of 2002 was $2,633,724 or $.46 per share on a basic and diluted basis compared to net income of $502,024, or $.09 per basic share basis and $.08 per diluted share basis in 2001. When the effect of the economic development grants is not considered, the net loss for 2002 would have been $2,692,983 or $.47 per share on a basic and diluted basis. When the effect of the economic development grants is not considered, the net loss for 2001 would have been $645,806, or $.11 per share on a basic and diluted share basis.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically used cash from operating activities, bank borrowings, capital leases, public sector economic development grants, and private sector financing received in connection with the opening of contact centers as its primary sources of liquidity. Over the last three years, the Company has not generated sufficient cash from operating activities; therefore, it has utilized cash generated from public grants to help support liquidity requirements. The public and private sector (grants/financings) have included outright grants, low interest rate loans, forgivable loan arrangements, and reimbursement for certain expenses and leasehold improvements. The Company operated under a $4,000,000 Revolving Credit Loan Agreement dated June 2002. The loan accrued interest at the prime rate on outstanding borrowings. The borrowing base is secured by certain accounts receivable. The Revolving Credit Loan Agreement requires the Company to meet certain financial covenants, which are calculated based upon total debt levels, tangible net worth, debt service, capital expenditures, and working capital.

As of September 30, 2002, the Company was in violation of several of these covenants. As a result, the Company is in default on the $4,000,000 Revolving Credit Loan Agreement.

         The Company's lender has notified the Company that it was willing to consider delaying the exercise of its rights under the Revolving Credit Loan Agreement. In consideration, while a permanent agreement is being negotiated, the Company is currently operating under a temporary $2,500,000 amended Revolving Credit and Forbearance Loan Agreement dated November 2002, which expires on April 30, 2003. The loan accrues interest at the Prime rate plus 2% on outstanding borrowings. The Prime rate was 4.75% at September 30, 2002. The borrowing base of this temporary agreement is secured by certain accounts receivable. In addition, the temporary loan agreement contains provisions requiring the Company to comply with certain financial covenants, which are calculated based upon total debt levels, tangible net worth, debt service, capital expenditures, and working capital including prohibiting of the payment of cash dividends without the bank's consent. At September 30, 2002, the Company had outstanding borrowings of $1,957,704 under the Revolving Credit Loan Agreement with an available credit line of $542,296 pursuant to the proposed terms of the forbearance agreement. The Company anticipates that it will continue to be in violation of debt service covenants through the revolving loan agreement expiration date of April 30, 2003. As a result, the Company is seeking alternative lenders; however, there is no assurance that the Company can reach an agreement.

         At September 30, 2002, the Company had cash and cash equivalents of $1,714,352 compared to $1,459,214 at December 31, 2001. For the nine months ended September 30, 2002, cash used by operating activities was $922,646 compared to cash provided by operating activities of $6,361,020 in the 2001 period. Included in cash used by operating activities in the 2002 period is $135,733 of net changes in working capital components (primarily an increase in trade receivables and income tax receivables), non-cash net charges of $31,616 and a net loss of $2,633,724. Depreciation of $1,815,195 partially offsets this decrease in cash. For the nine months ended September 30, 2001, cash provided by operating activities was $6,361,020. Included in cash provided by operating activities was $4,216,177 of changes in working capital components related to the growth of the Company, depreciation of $1,667,071 and net income of $502,024. Cash used by non-cash net charges of $24,252 partially offset this increase in cash.

         Net cash used by investing activities in the nine months of 2002 and 2001 was $638,998 and $2,415,410, respectively. The primary use of cash by investing activities during 2002 was purchases of property and equipment related to the Caplan contact center opened in June 2002. During the 2001 period, the primary uses of cash by investing activities included expenditures for property and equipment of $2,971,805, which was offset by a decrease of $556,395 in deposits on equipment and technology.

         Net cash provided by financing activities during the nine months ended September 30, 2002 was $1,816,782. During the nine months ended September 30, 2001, the net cash used by financing activities was $2,751,093. Cash from financing activities during the first nine months of 2002 consisted primarily of $1,957,704 of net borrowings under the Company's revolving line of credit. Cash provided by financing activities in 2002 was offset by net repayment of $140,922 of capital leases. The primary uses of cash during the first nine months of 2001 were $2,501,617 of net repayments under the Company's revolving line of credit and term note and repayments of $458,744 of capital leases. Cash used by financing activities in 2001 was partially offset by proceeds of $202,634 from equipment acquired through capital leases and proceeds of $6,634 from the issuance of common stock under the Company's Employee Stock Purchase Plan.

         During the nine months ending September 30, 2002 and 2001, the Company acquired assets, at a cost of $443,100 and $826,193, through capital leases.

         As a result, net cash and cash equivalents increased by $255,138 and 1,194,517 during the nine months ended September 30 of 2002 and 2001, respectively. The Company believes that funds which should be generated from future operations, amounts available under the revolving line of credit agreement, amounts receivable from economic development grants for new jobs created and funds obtained through equipment financing leases mat not be sufficient to finance its current and future business operations, including working capital requirements.


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

         The Company's ability to continue to operate its business depends on its ability to generate revenues from future operations, which depend in part on economic, competitive and regulatory conditions and on its ability to operate the business in compliance with its loan covenants. During the past three years, the Company has not generated sufficient cash from operations to support liquidity requirements, and therefore, has utilized economic development grants and its revolving line of credit to meet cash requirements. Due to its violation of debt covenants, the Company is negotiating and tentatively reached an amended revolving line of credit forbearance agreement of $2,5000,000, which had a remaining credit line availability of $542,296 as of September 30, 2002. The Company is also attempting to determine when it can expect to receive payment of $778,085 on certain economic development grants submitted to the Government of Canada of which $138,800 is thirty days past due. Receipt of such grant payments will have a critical impact on the Company's cash flow resources. The Company will face a cash flow shortage if the Company's lender does not agree to forbearance on terms that give the Company access to its working capital line, and/or if the foregoing anticipated grant proceeds are not received during the fourth quarter of 2002. Based on the Company's inability to meet future debt covenants discussed in footnote # 5 to the Consolidated Financial Statements (Line of Credit), and in the Liquidity and Capital Resources section, the Company is seeking alternative financing to meet the current liquidity and capital resources for future cash flow requirements; however, there is no assurance that the Company can reach an agreement with a lender. In the event that a lender is not available, the Company is presently negotiating with asset lenders to meet future cash flow requirements.

         Management's believes that any grant assistance received will not be refundable. This belief depends on the Company's ability to continue to meet designated job creation and other requirements, which in turn depends on general business, economic and competitive conditions largely out of the Company's control. In June 2002, the Company opened and initiated future expansion plans for a new 110-seat contact center in Caplan, Quebec, Canada for which it expects to receive $551,245 in cash in the fourth quarter of 2002, which is discussed above and in note #6 of the Consolidated Financial Statements. In the second quarter of 2003, the company has agreed to expand this facility and is expected to require additional capital expenditures.

         There is no assurance that the Company's marketing efforts will generate new business or that businesses will continue to outsource their telemarketing needs. As is common in the telemarketing industry, the Company's projects are often not subject to formal contracts, the agreements with its clients do not assure that ACI will generate a specific level of revenue, do not designate ACI as the client's exclusive service provider, and are terminable by the client on relatively short notice and without penalty. In addition, the amount of revenues ACI generates from a particular client generally is dependent upon the interest of the client's customer in, and use of, the client's products or services. While the Company anticipates an increase in demand for its services in 2003, there is no assurance that the Company will be able to hire and train sufficient telemarketing sales representatives to fully utilize the capacity to meet anticipated increased demands for the Company's services. In addition, a number of states have enacted or are considering legislation to regulate telemarketing. For example, several states impose license or bond requirements upon telemarketers. There are also several states that publish and maintain a state run "Do Not Call List." The Company subscribes to these lists. All telephone numbers to be called by ACI are cross referenced against the "Do Not Call" lists. "Do Not Call" numbers are then stricken from the lists of telephone numbers to be called by ACI. From time to time bills are introduced in the U.S. Congress or state legislatures that could further regulate certain aspects of the telemarketing business. The Company cannot predict whether any such proposed legislation will become law or what affect such laws would have on the business of the Company.


INFLATION

         Inflation has not had a material impact on operating results and the Company does not expect it to have a significant impact in the future. However, there can be no assurance that the Company's business will not be affected by inflation in the future.


ITEM 3   QUALITATIVE AND QUANTITATIVE DISCLOSURES ON MARKET RISK

         The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments, derivative commodity instruments or other such financial instruments. Transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency hedges. As a result, the exposure to market risk is not material.


ITEM 4   CONTROLS AND PROCEDURES

         Our management, including Chief Executive Officer Rick N. Diamond and Chief Financial Officer William Nolte, have evaluated our disclosure controls and procedures within the 90 days proceeding the date of this filing. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of our disclosure controls and procedures, management determined that such controls and procedures were effective as of November 6, 2002, the date of the conclusion of the evaluation.

         Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after November 6, 2002, the date of the conclusion of the evaluation of disclosure controls and procedures.


ITEM 5   RESIGNATION OF CHIEF OPERATING OFFICER

     Subsequent to September 30, 2002, Dana Olson, Chief Operating Officer resigned from the Company. Dana Olson has been retained on a part time basis for six months.

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

                                            ACI TELECENTRICS, INCORPORATED
                                            Registrant



Dated:  /s/ November 20, 2002               By:  /s/ WILLIAM NOLTE
        ---------------------                    -------------------------------
                                            William Nolte
                                            Chief Financial Officer
                                            (Principal Accounting Officer)



Dated:  /s/ November 20, 2002               By:  /s/ RICK N. DIAMOND
        ---------------------                    -------------------------------
                                            Rick N. Diamond
                                            Chief Executive Officer and Director

CERTIFICATION
-------------


I, Rick N. Diamond, the Chief Executive Officer of ACI Telecentrics, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of ACI Telecentrics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  /s/ November 20, 2002                 By: /s/ RICK N. DIAMOND
        ---------------------                     ------------------------------
                                              Rick N. Diamond
                                              Chief Executive Officer

CERTIFICATION
-------------


I, William Nolte, Chief Financial Officer of ACI Telecentrics, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of ACI Telecentrics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  /s/ November 20, 2002                 By: /s/ William Nolte
        ---------------------                     ------------------------------
                                              William Nolte
                                              Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

                             ACI TELECENTRICS, INC.

                 FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2002



EXHIBIT NO.                         DESCRIPTION

99.1            Certification of Chief Executive Officer
99.2            Certification of Chief Financial Officer