Form 10-Q/A
period 2002-06-30
ACI TELECENTRICS INC
filed 2003-05-29
CIK 1020998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-Q/A

 X     AMENDMENT NO. 1 TO QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
---    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                        __ Commission File No.: 000-21557

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

The amendment No. 1 to Form 10-Q is being filed to give effect to the restatement of the Company's unaudited consolidated financial statements as discussed in Note 9 to the unaudited consolidated financial statements.

                         ACI TELECENTRICS, INCORPORATED
                                   FORM 10-Q/A

                                TABLE OF CONTENTS

                                                                       PAGE
                                                                       NUMBER
                                                                       ------

PART I  FINANCIAL INFORMATION

Item 1  Consolidated Financial Statements (unaudited)
                 Balance Sheets                                           3
                 Statements of Operations                                 4
                 Statements of Cash Flows                                 5
                 Notes to Consolidated Financial Statements               6

Item 2  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations           10


PART II OTHER INFORMATION

Items 1 through Item 3 and Item 5 have been omitted since all items are inapplicable or answers negative.

Item 4     Submission of Matters to a Vote of Security Holders           17
Item 6     Exhibits and reports on Form 8-K                              17

Signature Page                                                           18

EXPLANATORY NOTE
See discussion in new Note 9 - Restatements.

PART 1 FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS

                         ACI TELECENTRICS, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                            June 30,             December 31,
                                                                              2002                   2001
                                                                           -----------           -----------
ASSETS                                                                   (As restated -
                                                                           see Note 9)
CURRENT ASSETS:
   Cash and cash equivalents                                               $ 1,076,826           $ 1,459,214
   Trade receivables, less allowance for doubtful
        accounts of $228,874 and $199,000, respectively                      5,494,909             3,691,111
   Deferred income taxes                                                       911,000               911,000
   Prepaid expenses                                                            171,408               141,120
   Grant receivable                                                            509,758               677,341
   Income taxes receivable                                                     389,966
   Other current assets                                                            763                 1,110
                                                                           -----------           -----------
              Total current assets                                           8,554,630             6,880,896

Property and equipment, net of accumulated depreciation                      4,903,986             6,094,392

Other assets                                                                   356,675               140,360
                                                                           -----------           -----------
TOTAL ASSETS                                                               $13,815,291           $13,115,648
                                                                           ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving line of credit                                                $ 1,848,927
   Trade accounts payable                                                    1,228,913           $ 1,481,408
   Accrued compensation                                                        952,375               746,630
   Accrued expenses                                                            174,338               281,266
   Income taxes payable                                                                               92,282
   Current portion capital lease obligations                                   570,027               669,731
   Current portion deferred grants                                           1,315,218             1,070,530
                                                                           -----------           -----------
              Total current liabilities                                      6,089,798             4,341,847

LONG-TERM LIABILITIES:
   Capital lease obligations, less current portion                             512,668               774,217
   Deferred grants, less current portion                                                              20,000
   Deferred income taxes                                                       491,000             1,059,000
                                                                           -----------           -----------
              Total long-term liabilities                                    1,003,668             1,853,217

SHAREHOLDERS' EQUITY:
   Common stock, no par value;
        Authorized - 15,000,000
        Issued and outstanding shares - 5,781,485                            6,659,989             6,659,989
   Retained earnings                                                            61,836               260,595
                                                                           -----------           -----------
Total shareholders' equity                                                   6,721,825             6,920,584
                                                                           -----------           -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $13,815,291           $13,115,648
                                                                           ===========           ===========

See accompanying notes to consolidated financial statements.

                         ACI TELECENTRICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended                     Six Months Ended
                                                          June 30,                               June 30,
                                                ----------------------------          -----------------------------
                                                    2002            2001                 2002              2001
                                                ------------    ------------          ------------     ------------
                                                (As restated -                        (As restated -
                                                 see Note 9)                           see Note 9)
TELEMARKETING REVENUES
     Outbound revenue                           $  6,738,785    $  8,958,062          $ 13,330,977     $ 17,113,356
     Inbound revenue                                 989,776         173,900             1,642,951          354,220
                                                ------------    ------------          ------------     ------------
     Total revenue                                 7,728,561       9,131,962            14,973,928       17,467,576
                                                ------------    ------------          ------------     ------------

COST OF SERVICES                                   4,501,287       4,604,040             8,859,734        8,764,460

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                          3,559,000       3,941,414             7,220,355        7,461,365
                                                ------------    ------------          ------------     ------------

OPERATING (LOSS) INCOME                             (331,726)        586,508            (1,106,161)       1,241,751

OTHER INCOME (EXPENSE)
     Interest income                                   3,703          12,173                 5,197           15,227
     Interest expense                                (45,911)        (75,432)              (90,461)        (170,330)
     Other, net                                      (34,337)        (20,915)              (57,336)         (72,197)
                                                ------------    ------------          ------------     ------------
       Total other expense                           (76,545)        (84,174)             (142,600)        (227,300)
                                                ------------    ------------          ------------     ------------

(LOSS) INCOME  BEFORE INCOME TAXES                  (408,271)        502,334            (1,248,761)       1,014,451

INCOME TAX (BENEFIT) EXPENSE                        (728,000)        196,000            (1,050,000)         396,000
                                                ------------    ------------          ------------     ------------

NET (LOSS) INCOME                               $    319,729    $    306,334          $   (198,761)    $    618,451
                                                ============    ============          ============     ============

(LOSS) EARNINGS PER SHARE:
     Basic                                      $        .06    $        .05          $       (.03)    $        .11
                                                ============    ============          =============    ============
     Diluted                                    $        .06    $        .05          $       (.03)    $        .11
                                                ============    ============          =============    ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING:
     Basic                                         5,781,485       5,781,416             5,781,485        5,781,450
                                                ============    ============          ============     ============
     Diluted                                       5,789,735       5,924,994             5,781,485        5,869,573
                                                ============    ============          ============     ============

See accompanying notes to consolidated financial statements.

                         ACI TELECENTRICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Six Months Ended June 30,
                                                                           ----------------------------------
                                                                                2002                2001
                                                                           -------------        -------------
                                                                           (As restated -
                                                                            see Note 9)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                          $    (198,761)       $     618,451
Adjustments to reconcile net (loss) income to net cash
        (used in) provided by operating activities:
     Depreciation                                                              1,210,502            1,096,188
     Provision for losses on accounts receivable                                  30,000               41,668
     Amortization of deferred grant revenue                                      (70,000)             (70,000)
     Deferred income taxes                                                      (568,000)                  --
     Loss on disposal of equipment                                                36,642                3,511
     Changes in operating assets and liabilities:
        Trade receivables                                                     (1,833,798)           1,966,808
        Prepaid expenses                                                         (30,288)             (26,167)
        Grant receivable                                                         167,583           (1,737,296)
        Other current assets                                                         347              430,154
        Deferred grants                                                          294,688            1,026,094
        Trade accounts payable, accrued compensation
             and accrued expenses                                              (153, 678)             153,974
        Income tax (receivable) payable                                         (482,248)             399,196
                                                                           -------------        -------------
              Net cash (used in) provided by operating activities             (1,597,011)           3,902,581
                                                                           -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                          (56,736)          (1,888,274)
     Increase in deposits                                                       (216,315)            (214,668)
                                                                           -------------        -------------
              Net cash used in investing activities                             (273,051)          (2,102,942)
                                                                           -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from revolving line of credit                                    7,581,767           10,635,150
     Payments on revolving line of credit                                     (5,732,840)         (13,119,156)
     Proceeds from term note                                                                          763,000
     Net proceeds from issuance of common stock                                                         6,634
     Proceeds from equipment acquired through
        capital leases                                                                                260,276
     Repayments of capital leases                                               (361,253)            (292,824)
                                                                           -------------        -------------
              Net cash provided by (used in) financing activities              1,487,674           (1,746,920)
                                                                           -------------        -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (382,388)              52,719

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               1,459,214              100,607
                                                                           -------------        -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $   1,076,826        $     153,326
                                                                           =============        =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  NON CASH INVESTING AND FINANCING TRANSACTIONS:
     Equipment acquired through capital leases                                        --        $     536,432
     Deposits funded through capital leases                                $     177,688        $     232,119

   CASH PAID FOR INTEREST AND TAXES:
     Income taxes paid net of refunds received                             $      19,050        $      16,850
     Cash paid for interest                                                $      90,461        $     170,330

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

     In June 2001, the FASB issued SFAS No. 143 (SFAS 143), ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONs, which is effective January 1, 2003. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. We are currently in the process of evaluating the effect the adoption of this standard will have on our consolidated results of operations, financial position and cash flows.

     In August 2001, the FASB issued SFAS No. 144 (SFAS 144), ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETs, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED Of, it retains many of the fundamental provisions of that statement. The adoption of this standard on January 1, 2002 did not have an effect on our historical consolidated results of operations, financial position and cash flows.

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

                                                               Three Months Ended                   Six Months Ended
                                                                    June 30,                            June 31,
                                                             2002              2001              2002              2001
                                                             ----              ----              ----              ----
     Weighted average common shares outstanding            5,781,485         5,781,416         5,781,485         5,781,450
     Effect of dilutive stock options                          8,250           143,578                --            88,123
                                                          ----------        ----------        ----------        ----------
                                                           5,789,735         5,924,994         5,781,485         5,869,573
                                                          ==========        ==========        ==========        ==========

     Due to the net loss for the six months ended June 30, 2002, a total of 722,750 stock options have been excluded from the calculation of diluted earnings per share because to do so would have been antidilutive.

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

(6)  GRANT AGREEMENTS

     During the second quarter of 2002, the Company entered into a financial contribution agreement with the Government of Quebec, Canada. Under the agreement the Company agreed to open a contact center in Caplan, Quebec, Canada for certain financial incentives. These incentives are based on maintaining certain eligibility requirements for two years from the date that the jobs are created. The Company must create a minimum of 50 jobs by April 30, 2004, but can create up to 500 for which it will receive financial contributions. No assistance from the Government of Quebec was recorded in the second quarter of 2002. At June 30, 2002, $272,882 was receivable under this agreement. As of June 30, 2002, the Company had current and non-current deferred recognition of grant reimbursements totaling $245,594 as required to conform to the terms of the grant. Payment for jobs created during the second quarter of this agreement is due within 30 days after submission and acceptance of claim.

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

     During the first quarter of 2001, the Company entered into a financial contribution agreement with the Government of Quebec, Canada. Under the agreement the Company agreed to open a contact center in Vaudreuil, Quebec, Canada for certain financial incentives. These incentives are based upon providing sustained employment for three years and are awarded based on each job created. The Company must maintain a minimum of 50 ongoing jobs but can create up to 626 for which it will receive financial contributions. If there is a decrease in cumulative jobs created, future reimbursement is limited until the Company exceeds previously reimbursed employment levels. No assistance from the Government of Quebec was recorded in the second quarter of 2002. The Company recorded $399,887 in assistance during the second quarter ending June 30, 2001. At June 30, 2002, $161,201 was receivable under this agreement compared to $153,710 at December 31, 2001. As of June 30, 2002, the Company had current and noncurrent deferred recognition of grant reimbursements totaling $519,251 compared to $493,799 as of December 31, 2001, as required to conform to the terms of the grant. Payment of the grants receivable as of June 30, 2002, are expected to be received at various dates over the next nine months.

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

     During the second quarter ended June 30, 2002, there was no assistance recorded from the Government of Canada. During the second quarter of 2001, $22,157 in total assistance was recorded. At June 30, 2002, $17,121 was receivable under this agreement compared to $342,833 at December 31, 2001. As of June 30, 2002, the Company had current and noncurrent deferred recognition of grant reimbursements totaling $480,375 compared to $456,731 at December 31, 2001, as required to conform to the terms of the grant. Payments of the grants receivable as of June 30, 2002, are expected to be received within ninety days.

     A repayment of the above discussed grants may be required if the Company does not meet certain minimum job creation requirements. However, the management of the Company continues to monitor this situation and believes that grants actually received are consistent with the Company's ability to meet applicable minimum requirements for such grants as such requirements are in effect at the time of receipt. Therefore management does not believe that any grant assistance received will be refundable.

(7)  TRANSFER OF FACILITIES

     During the first quarter of 2002, the Company completed a contractual agreement to transfer operations and certain assets of three small operational facilities to new ownership. The Company has shifted the workflow to its larger facilities in order to maximize operating efficiencies.

(8)  INCOME TAXES

     The Company evaluates a variety of factors in determining the amount of deferred income tax assets to be recognized pursuant to SFAS No. 109, "Accounting for Income Taxes," including the Company's earnings history, the number of years the Company's operating loss and tax credits can be carried forward, the existence of taxable temporary differences, and near-term earnings expectations. In assessing the Company's ability to utilize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

(9)  RESTATEMENT

     Subsequent to the issuance of the Company's unaudited consolidated financial statements for the period ended June 30, 2002, the Company determined that a change during the second quarter of 2002 in the Company's strategy related to its Canadian income taxes (which change resulted in a $568,000 reduction of deferred tax liabilities) had not been appropriately recorded. As a result, the Company has restated its unaudited consolidated financial statements as of and for the three and six months ended June 30, 2002 from amounts previously reported to properly account for its Canadian income taxes. A summary of the significant effects of the restatement is as follows:

                                                     As previously              As restated
                                                       reported
     For the three months ended June 30, 2002:
     Income tax benefit                                $  160,000                $  728,000
     Net income (loss)                                 $ (248,271)               $  319,729
     Income (loss) per share - basic and diluted       $    (0.04)               $     0.06

     For the six months ended June 30, 2002:
     Income tax benefit                                $  482,000                $1,050,000
     Net loss                                          $ (766,761)               $ (198,761)
     Loss per share - basic and diluted                $    (0.13)               $    (0.03)

     As of June 30, 2002:
     Deferred income taxes - long term                 $1,059,000                $  491,000
     Retained earnings (deficit)                       $ (506,164)               $   61,836
     Total Shareholders' equity                        $6,153,825                $6,721,825

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

     In preparing the financial statements, the Company follows accounting principles generally accepted in the United States of America, which in many cases requires assumptions, estimates and judgments that affect the amounts reported. Many of these policies are relatively straightforward. There are, however, a few policies that are critical because they are important in determining the financial condition and results of operations and they can be difficult to apply. The most critical accounting policies applied in the preparation of the Company's financial statements relate to:

     o accounting for contingencies, under which the Company accrues an expense when it is probable that a liability has been incurred and the amount can be reasonably estimated;
     o    measuring impairment of long-lived assets
     o    accounting for economic development grants
     o    valuation allowance of deferred tax assets

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

     The following management's discussion and analysis of financial condition and results of operations gives effect to the restatement discussed in Note 9 to the unaudited consolidated financial statements.

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

     COST OF SERVICES. Cost of services decreased by $102,753 for the second quarter of 2002, or 2% to $4,501,287, when compared to $4,604,040 in the second quarter of 2001. As percentage of revenue, cost of services for the second quarter of 2002 increased by 8% to 58% compared to 50% in the second quarter of 2001. This increase as a percentage of revenue was primarily the result of the effect of the reduction of economic development grants reducing cost of services in the second quarter of 2001 versus the second quarter of 2002. During the second quarter of 2002 and 2001 economic development grant reduced cost of services by $13,758 and $604,310, respectively. In addition, as a percentage of revenue, long distance telephone costs were reduced by 10% when comparing the second quarters of 2002 and 2001 as an offset to the increase in cost of services when comparing second quarter 2002 versus second quarter 2001 with economic development grants.

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

     INCOME TAXES. During the second quarter of 2002, the Company revised its strategy related to its Canadian income taxes, which resulted in a $568,000 reduction of deferred tax liabilities.

     NET (LOSS) INCOME AND NET (LOSS) INCOME PER SHARE. Pretax loss for the three months ended June 30, 2002 was $408,271, a $910,605 decrease compared to pretax income of $502,334 in the same period of 2001. The Company recorded income tax benefit of $728,000 for the second quarter of 2002 and income tax expense of $196,000 in the second quarter of 2001. During the second quarters of 2002 and 2001, economic development grants of $13,758 and $604,310, respectively, were recorded as a reduction in expenses. The pretax loss for the second quarter of 2002 and 2001 would have been $422,029 and $101,976 respectively, if the economic development grants were not considered. The net income for the second quarter of 2002 and 2001 was $319,729, and $306,334or $.06 and $.05 per share on a basic and diluted basis. When the effect of the economic development grants is not considered, the net income (loss) for the second quarter of 2002 and 2001 would have been $ 310,971 and ($61,976), or $.05 and ($.01) per share on a basic and diluted basis, respectively.

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

     COST OF SERVICES. Cost of services for the six months ended June 30, 2002 increased $ 95,274, or 1% to $8,859,734 compared to $8,764,460 during the 2001 period. As percentage of revenue, cost of services for the six months ended June 30, 2002 increased by 9% to 59% compared to 50% in the second quarter of 2001. This increase as a percentage of revenue was primarily the result of the effect of the reduction of economic development grants reducing cost of services for the six months of 2001 versus the six months of 2002. During the six months ended 2002 and 2001 economic development grant reduced cost of services by $13,758 and $1,270,567, respectively. In addition, as a percentage of revenue, long distance telephone costs were reduced by 4% when comparing the six months ended June 30, 2002 and 2001 as a offset to the increase in cost of services when comparing six months ended June 30, 2002 versus second quarter 2001 with economic development grants.

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

     OPERATING INCOME. As a result of the factors listed above, operating loss for the first six months of 2002 was $1,106,161, a $2,347,912 decrease compared to 2001 operating income of $1,241,751. As a percentage of revenue, operating loss was 7% for the six months ended June 30, 2002 and operating income was 7% for the six months ended June 30, 2001. The Company would have had an operating loss for 2002 and 2001 of $1,119,919 and $283,569, respectively, if the effect of the economic development grants were not considered.

     OTHER INCOME AND EXPENSES, NET. Net interest expense was $85,264 in 2002 compared to $155,103 in 2001. The decrease in net interest expense was the result of decreased borrowing activity under the Company's line of credit and equipment lease financing.

     INCOME TAXES. During the second quarter of 2002, the Company revised its strategy related to its Canadian income taxes, which resulted in a $568,000 reduction of deferred tax liabilities.

     NET INCOME AND NET INCOME PER SHARE. Pretax loss for the first six months of 2002 was $1,248,761, a $2,263,212 decrease compared to pretax income of $1,014,451 in the same period of 2001. The Company recorded an income tax benefit of $1,050,000 in 2002 and an income tax expense of $396,000 in 2001 The pretax loss for the first six months of 2002 and 2001 would have been $1,262,519 and $510,859, respectively, if the effect of the economic development grants were not considered. The income tax benefit for 2002 and 2001 would have been $1,060,000 and $199,000, respectively, when the effect of the economic development grants is not considered. Net loss for the first six months of 2002 was $198,761 or $.03 per share on a basic and diluted share basis compared to net income of $618,451, or $.11 on a basic and diluted share basis in 2001. When the effect of the economic development grants is not considered, net loss for 2002 and 2001 would have been $ 202,519 and $311,859, or $.03 and $.05 per share on a basic and diluted share basis, respectively.

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

     At June 30, 2002, the Company had cash and cash equivalents of $1,076,826 compared to $1,459,214 at December 31, 2001. For the six months ended June 30, 2002, cash used by operating activities was $1,597,011 compared to cash provided by operating activities of $3,902,581 in the 2001 period. Included in cash used by operating activities in the 2002 period is $2,037,394 of net changes in working capital components (primarily an increase in receivable) , non-cash net charges of $571,358, and a net loss of $198,761. Depreciation of $1,210,502 partially offsets this decrease in cash. For the six months ended June 30, 2001, cash provided by operating activities was $3,902,581 of changes in working capital components related to the growth of the Company, depreciation of $1,096,188 and net income of $618,451. Cash used by non-cash net charges of $24,821 partially offset this increase in cash.

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

     Net cash provided by financing activities during the six months ended June 30, 2002 was $1,487,674 and cash used in financing activities during the six months ended June 30, 2001 was $1,746,920. The primary source of cash from financing activities during the first six months of 2002 was $1,848,927 of net borrowings under the Company's revolving line of credit. Cash provided by financing activities in 2002 was partially offset by repayments of $361,253 of capital leases. The primary uses of cash during the first six months ended June 2001 were $2,564,006 of net payments under the Company's revolving line of credit and repayment of $292,824 in capital leases. The primary sources of cash from financing activities were proceeds from a term note of $763,000, sale and leaseback of equipment proceeds of $260,276, and the issuance of common stock of $6,634 under the Company's Employee Stock Purchase Plan.

     During the six months ending June 30, 2002, the Company did not acquire any assets through capital leases. During the six months ended June 30, 2001, the company acquired $536,432 of assets through capital leases.

     As a result, net cash and cash equivalents decreased by $382,388 during the six months ended June 30,2002 and increased by $52,719 during the six months ended June 30 of 2001. The Company believes that funds which should be generated from future operations, amounts available under the revolving line of credit agreement, amounts receivable from economic development grants for new jobs created and funds obtained through equipment financing leases will be sufficient to finance its current and future business operations, including working capital requirements, although there can be no guarantee that these funds will be available at terms acceptable to the Company, if at all.

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

OUTLOOK

     Certain statements made in this Form 10-Q /A, including those made in the second paragraph of this "Outlook" section are "forward-looking statements" made under the safe harbor provision of the Securities Litigation Reform Act. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements.

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

     Management believes that total marketing expenditures by U.S. companies directed towards multi-channel customer contacts will continue to grow and that the trend for these companies will be towards outsourcing their marketing programs to companies like ACI. In addition, the Company believes that Internet-based online customer service support is the next step in consumer contact, and the Company has positioned itself to take advantage of the growth in that market segment. In June 2002, the Company opened a new 150-seat contact center in Caplan, Quebec, Canada. In 2002, the Company expects to spend approximately $600,000 on capital expenditures to equip the new Caplan contact center and for other minor business applications. The Company intends to finance the majority of its capital expenditure needs through equipment financing leases; however, there is no assurance that equipment finance leases will be available at terms acceptable to the Company.

     There is no assurance that the Company's marketing efforts will generate new business or that businesses will continue to outsource their telemarketing needs. As is common in the telemarketing industry, although the Company's projects are often subject to formal contracts, the agreements with its clients do not assure that ACI will generate a specific level of revenue, do not designate ACI as the client's exclusive service provider, and are terminable by the client on relatively short notice and without penalty. In addition, the amount of revenues ACI generates from a particular client generally is dependent upon the interest of the client's customer in, and use of, the client's products or services. While the Company anticipates an increase in demand for its services in 2002, there is no assurance that the Company, due to the current low unemployment levels in communities where the Company has its older contact centers, will be able to hire and train sufficient telemarketing sales representatives to fully utilize the capacity to meet anticipated increased demands for the Company's services. In addition, a number of states have enacted or are considering legislation to regulate telemarketing. For example, several states impose license or bond requirements upon telemarketers. There are also several states that publish and maintain a state run "Do Not Call List." The Company subscribes to these lists. All telephone numbers to be called by ACI are cross referenced against the "Do Not Call" lists. "Do Not Call" numbers are then stricken from the lists of telephone numbers to be called by ACI. From time to time bills are introduced in the U.S. Congress or state legislatures that could further regulate certain aspects of the telemarketing business. The Company cannot predict whether any such proposed legislation will become law or what affect such laws would have on the business of the Company.

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

ITEM 5 NOT APPLICABLE

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K.
     (a)  Exhibits:
          99.1 Certification of Chief Executive Officer
          99.2  Certification of Principal Accounting Officer

     (b)  Reports on Form 8-K
          No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ACI TELECENTRICS, INCORPORATED
                                       Registrant



Dated:  /s/ May 29, 2003               By:  /s/ RUSSELL JACKSON
        --------------------                -----------------------------------
                                            Russell Jackson
                                            (Principal Accounting Officer)



Dated:  /s/ May 29, 2003               By:  /s/ RICK N. DIAMOND
        --------------------                -----------------------------------
                                            Rick N. Diamond
                                            Chief Executive Officer and Director

CERTIFICATION
-------------

I, Rick N. Diamond, the Chief Executive Officer of ACI Telecentrics, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q / A of ACI Telecentrics, Inc.;

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


Dated:  /s/ May 29, 2003               By:  /s/ RICK N. DIAMOND
        --------------------                -----------------------------------
                                            Rick N. Diamond
                                            Chief Executive Officer

CERTIFICATION
-------------

I, Russell Jackson, Principal Accounting Officer of ACI Telecentrics, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q /A of ACI Telecentrics, Inc.;

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


Dated:  /s/ May 29, 2003               By:  /s/ RUSSELL JACKSON
        --------------------                -----------------------------------
                                            Russell Jackson
                                            Principal Accounting Officer

                                  EXHIBIT INDEX
                                  -------------

                             ACI TELECENTRICS, INC.

                  FORM 10-Q /A FOR QUARTER ENDED JUNE 30, 2002


EXHIBIT NO.                         DESCRIPTION

99.1               Certification of Chief Executive Officer
99.2               Certification of Principal Accounting Officer