Form 10-Q/A
period 2002-09-30
ACI TELECENTRICS INC
filed 2003-05-30
CIK 1020998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-Q/A



X    AMENDMENT NO. 1 TO QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
-    SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2002


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

EXPLANATORY NOTE
See discussion in new Note 9 - Restatements.

PART 1 FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS

                         ACI TELECENTRICS, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                           September 30,     December 31,
                                                               2002             2001
                                                           ------------     ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                               $  1,714,352     $  1,459,214
   Trade receivables, less allowance for doubtful
        accounts of $243,874 and $199,000, respectively       4,440,990        3,691,111
   Deferred income taxes                                                         911,000
   Prepaid expenses                                             191,376          141,120
   Grant receivable                                             778,085          677,341
   Other current assets                                             762            1,110
                                                           ------------     ------------
              Total current assets                            7,125,565        6,880,896

Property and equipment, net of accumulated depreciation       4,766,457        6,094,392

Other assets                                                    205,482          140,360
                                                           ------------     ------------
TOTAL ASSETS                                               $ 12,097,504     $ 13,115,648
                                                           ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving line of credit                                $  1,957,704
   Trade accounts payable                                     1,318,658     $  1,481,408
   Accrued compensation                                       1,173,796          746,630
   Accrued expenses                                             351,756          281,266
   Restructuring costs reserve                                   11,025
   Income taxes payable                                         151,335           92,282
   Current portion capital lease obligations                    630,567          669,731
   Current portion deferred grant expense reimbursements      1,395,344        1,070,530
                                                           ------------     ------------
              Total current liabilities                       6,990,185        4,341,847

LONG-TERM LIABILITIES:
   Capital lease obligations, less current portion              672,459          774,217
   Deferred grant expense reimbursements, less
     current portion                                                              20,000
   Deferred income taxes                                        148,000        1,059,000
                                                           ------------     ------------
              Total long-term liabilities                       820,459        1,853,217

SHAREHOLDERS' EQUITY:
   Common stock, no par value;
        Authorized - 15,000,000
        Issued and outstanding shares - 5,781,485             6,659,989        6,659,989
   Retained earnings (deficit)                               (2,373,129)         260,595
                                                           ------------     ------------
Total shareholders' equity                                    4,286,860        6,920,584
                                                           ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 12,097,504     $ 13,115,648
                                                           ============     ============

See accompanying notes to consolidated financial statements.

                         ACI TELECENTRICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                     Three Months Ended                 Nine Months Ended
                                        September 30,                     September 30,
                                    2002             2001             2002             2001
                                ------------     ------------     ------------     ------------
                                (As restated
                                 see Note 9)
TELEMARKETING REVENUES
     Outbound revenue           $  5,971,699     $  7,981,858     $ 19,302,676     $ 25,095,214
     Inbound revenue               1,076,045          285,145        2,718,996          639,365
                                ------------     ------------     ------------     ------------
     Total revenue                 7,047,744        8,267,003       22,021,672       25,734,579
                                ------------     ------------     ------------     ------------

COST OF SERVICES                   4,388,525        4,389,984       13,248,259       13,154,444

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES          3,788,162        3,945,551       11,008,517       11,406,916

IMPAIRMENT CHARGE (Note 2)            49,975                            49,975

RESTRUCTURING COSTS (Note 7)          11,025                            11,025
                                ------------     ------------     ------------     ------------

OPERATING (LOSS) INCOME           (1,189,943)         (68,532)      (2,296,104)       1,173,219

OTHER INCOME (EXPENSE)
     Interest income                     570            3,280            5,767           18,507
     Interest expense                (58,431)         (59,405)        (148,892)        (229,735)
     Other, net                       57,841          (63,770)             505         (135,967)
                                ------------     ------------     ------------     ------------
Total other expense                      (20)        (119,895)        (142,620)        (347,195)
                                ------------     ------------     ------------     ------------

(LOSS) INCOME  BEFORE TAXES       (1,189,963)        (188,427)      (2,438,724)         826,024

INCOME TAX EXPENSE (BENEFIT)       1,245,000          (72,000)         195,000          324,000
                                ------------     ------------     ------------     ------------

NET (LOSS) INCOME               $ (2,434,963)    $   (116,427)    $ (2,633,724)    $    502,024
                                ============     ============     ============     ============

(LOSS) EARNINGS PER SHARE:
     Basic                      $       (.42)    $       (.02)    $       (.46)    $        .09
                                ============     ============     ============     ============
     Diluted                    $       (.42)    $       (.02)    $       (.46)    $        .08
                                ============     ============     ============     ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING:
     Basic                         5,781,485        5,781,485        5,781,485        5,781,462
                                ============     ============     ============     ============
     Diluted                       5,781,485        5,781,485        5,781,485        5,918,099
                                ============     ============     ============     ============

See accompanying notes to consolidated financial statements.

                         ACI TELECENTRICS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Nine Months Ended September 30,
                                                                         2002             2001
                                                                     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                    $ (2,633,724)    $    502,024
Adjustments to reconcile net (loss) income to net cash
        (used in) provided by operating activities:
     Depreciation                                                       1,815,195        1,667,071
     Impairment charge                                                     49,975
     Provision for losses on accounts receivable                           45,000           41,668
     Amortization of deferred grant expense reimbursements               (100,000)        (105,000)
     Loss on disposal of equipment                                         36,641           39,080
     Changes in operating assets and liabilities:
        Trade receivables                                                (800,879)       2,355,029
        Prepaid expenses                                                  (50,256)         (22,292)
        Grant receivable                                                 (100,744)        (747,229)
        Other current assets                                                  348          429,702
        Deferred grant expense reimbursements                             404,814        1,016,762
        Trade accounts payable, accrued compensation
             and accrued expenses                                         334,906         (114,939)
        Restructuring costs payable                                        11,025
        Customer advances                                                   6,000          974,000
        Income tax (receivable) payable                                    59,053          325,144
                                                                     ------------     ------------
              Net cash (used in) provided by operating activities        (922,646)       6,361,020
                                                                     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                  (573,876)      (2,971,805)
     (Increase) decrease in deposits                                      (65,122)         556,395
                                                                     ------------     ------------
              Net cash used in investing activities                      (638,998)      (2,415,410)
                                                                     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from revolving line of credit                            13,074,425       13,869,221
     Payments on revolving line of credit                             (11,116,721)     (16,370,838)
     Net proceeds from issuance of common stock                                --            6,634
     Proceeds from equipment acquired through capital leases              414,783          202,634
     Repayments of capital leases                                        (555,705)        (458,744)
                                                                     ------------     ------------
              Net cash provided by (used in) financing activities       1,816,782       (2,751,093)
                                                                     ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 255,138        1,194,517

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                                          1,459,214          100,607
                                                                     ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  1,714,352     $  1,295,124
                                                                     ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  NON CASH INVESTING AND FINANCING TRANSACTIONS:

       Equipment acquired through capital lease                      $    443,100     $    826,193

   CASH PAID FOR INTEREST AND TAXES:
     Income taxes paid net of refunds received                       $     26,050     $     27,108
     Cash paid for interest                                          $    141,273     $    229,735

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

(3)  EARNINGS PER SHARE

     Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed after giving effect to the exercise of all potentially dilutive outstanding options and warrants. The following table reconciles the denominators used in computing basic and diluted earnings per share:

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

(4)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at:

                                                          September 30,       December 31,
                                                               2002               2001
                                                           -----------        -----------
     Furniture                                             $ 1,920,570        $ 1,862,921
     Equipment                                               8,261,187          8,364,599
     Capitalized software costs                                622,800            623,807
     Leasehold improvements                                    424,396            415,340
                                                           -----------        -----------
                                                            11,228,953         11,266,667
     Less accumulated depreciation and amortization          6,462,496          5,172,275
                                                           -----------        -----------
     Net property and equipment                            $ 4,766,457        $ 6,094,392
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

(6)  GRANT AGREEMENTS

     During the second quarter of 2002, the Company entered into a financial contribution agreement with the Government of Quebec, Canada. Under the agreement the Company agreed to open a contact center in Caplan, Quebec, Canada for certain financial incentives. These incentives are based on maintaining certain eligibility requirements for two years from the date that the jobs are created. The Company must create a minimum of 50 jobs by April 30, 2004, but can create up to 500 for which it will receive financial contributions. If there is a decrease in cumulative jobs created, future reimbursement is limited until the Company exceeds previously reimbursed employment levels. As of September 30, 2002, the Company created 138 jobs for which it has applied for financial reimbursement. For the three and nine months ended September 30, 2002, the Company recorded $40,747 in financial assistance from the Government of Quebec. At September 30, 2002, $487,328 was receivable under this agreement. As of September 30, 2002, the Company had, under the Caplan agreement, current deferred recognition of grant expense reimbursements totaling $398,073 as required to conform to the terms of the grant. Payment for jobs created during the third quarter of this agreement is due within 30 days after submission and acceptance of claim.

     During the second quarter of 2002, the Company entered into a financial contribution agreement with Emploi Quebec. Under the terms of the agreement, Emploi Quebec agreed to subsidize wages, training and human resources management costs for two years. The financial contribution is linked to the creation of up to 500 jobs at the Company's new customer contact center located in Caplan, Quebec. During the three and nine month period ended September 30, 2002, the Company recorded $48,754 and $62,480, respectively, in assistance from Emploi Quebec. At September 30, 2002, $79,416 was receivable under this agreement. Payment for jobs created during the third quarter of this agreement is due within 30 days after submission and acceptance of claim.

     During the first quarter of 2001, the Company entered into a financial contribution agreement with the Government of Quebec, Canada. Under the agreement the Company agreed to open a contact center in Vaudreuil, Quebec, Canada for certain financial incentives. These incentives are based upon providing sustained employment for three years and are awarded based on each job created. The Company must maintain a minimum of 50 ongoing jobs but can create up to 626 for which it will receive financial contributions. If there is a decrease in cumulative jobs created, future reimbursement is limited until the Company exceeds previously reimbursed employment levels. As of September 30, 2002, the Company had applied for financial reimbursement for 389 jobs. The actual number of jobs at September 30, 2002 was 331. No assistance from the Government of Quebec was recorded in the third quarter of 2002. The Company recorded $205,938 in assistance during the third quarter ended September 30, 2001. At September 30, 2002, $154,371 was receivable under this agreement compared to $153,710 at December 31, 2001. As of September 30, 2002, the Company had, under the Vaudreuil agreement, current deferred recognition of grant expense reimbursements totaling $497,250 compared to $493,799 as of December 31, 2001, as required to conform to the terms of the grant. Payment of the grants receivable as of September 30, 2002, were 30 days past due.

     During the first quarter of 2001, the Company entered into a financial contribution agreement with the Federal Government of Canada. Under the agreement, the Company agreed to create 437 fulltime equivalent jobs by the end of March 31, 2002 at its Sherbrooke, Quebec contact center. No assistance from the Government of Canada was recorded in the third quarter of 2002. For the nine months ended September 30, 2002, the Company recorded $32 in assistance from the Government of Canada. The Company recorded $131,402 in assistance in the third quarter of 2001. At September 30, 2002, $40,575 was receivable under this agreement compared to $180,798 at December 31, 2001. Payments of the grants receivable as of September 30, 2002, are expected to be received within 60 days.

     During the year ended December 2000, the Company entered into a financial contribution agreement with the Government of Quebec, Canada to open a contact center in Sherbrooke, Quebec, Canada. These incentives are based upon providing sustained employment for two years and are awarded based on each job created. The Company must maintain a minimum of 50 ongoing jobs but can create up to 600 for which it will receive financial contributions. If there is a decrease in cumulative jobs created, future reimbursement is limited until the Company exceeds previously reimbursed employment levels. As of September 30, 2002, the Company had applied for financial reimbursement for 546 jobs. The actual number of jobs at September 30, 2002 was 424. During the third quarter ended September 30, 2002, there was no assistance recorded from the Government of Canada. During the third quarter of 2001, $22,180 in total assistance was recorded. At September 30, 2002, $16,396 was receivable under this agreement compared to $342,833 at December 31, 2001. As of September 30, 2002, the Company had, under the Sherbrooke agreement, current deferred recognition of grant expense reimbursements totaling $460,022 compared to $456,731 at December 31, 2001, as required to conform to the terms of the grant. Payments of the grants receivable as of September 30, 2002, are expected to be received within 60 days.

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

(8)  INCOME TAXES

     The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No. 109, "Accounting for Income Taxes," including the Company's earnings history, the number of years the Company's operating loss and tax credits can be carried forward, the existence of taxable temporary differences, and near-term earnings expectations. In assessing the Company's ability to utilize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance of approximately $1,535,000, was recorded at September 30, 2002, primarily due to the uncertainty of whether a significant portion of the Company's net operating loss carry forwards may ultimately be realized. During the third quarter of 2002, the Company also recorded an additional $195,000 in income tax expense related to its Canadian operations. During the second quarter of 2002, the Company revised its strategy related to its Canadian income taxes, which resulted in a $568,000 reduction of deferred tax liabilities. Included in non-current deferred income tax liabilities at September 30, 2002, are previously generated federal tax loss carry forwards of $210,000, which expire in 2018. The Company also has previously generated state tax loss carry forwards of $729,000, which expire in 2012 through 2016. In addition, as of September 30, 2002, the Company also had general business tax credit carry forwards of approximately $555,000, which expire in 2012 through 2021 and alternative minimum tax credit carry forwards of $23,000, which are available to reduce future federal regular income taxes over an indefinite period.

(9)  RESTATEMENT

     Subsequent to the issuance of the Company's unaudited consolidated financial statements for the period ended September 30, 2002, the Company determined that a change during the second quarter of 2002 in the Company's strategy related to its Canadian income taxes (which change resulted in a reduction of deferred tax liabilities of $568,000) had not been appropriately recorded. As a result, the Company has restated its unaudited consolidated statement of operations for the three months ended September 30, 2002 from amounts previously reported to properly account for its Canadian income taxes. There was no effect to the Company's consolidated financial statements as of and for the nine months ended September 30, 2002 given the Company's recording of its valuation allowance as discussed in
     Note 8. A summary of the significant effects of the restatement is as follows:



                                                 As previously          As
                                                   reported          restated

For the three months ended September 30, 2002:
Income tax expense                               $   677,000        $ 1,245,000
Net loss                                         $(1,866,963)       $(2,434,963)
Loss per share - basic and diluted               $     (0.32)       $     (0.42)

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

     NET LOSS AND NET LOSS PER SHARE. Pretax loss for the three months ended September 30, 2002 was $1,189,963, a $1,001,536 increase compared to pretax losses of $188,427 in the same period of 2001. The Company recorded income tax expense of $1,245,000 for the third quarter of 2002 compared to an income tax benefit of $72,000 in the third quarter of 2001. Included in the third quarter 2002 income tax expense is a $1,535,000 valuation allowance and $195,000 for income tax expense related to its Canadian operations. The valuation allowance was primarily due to the uncertainty of whether a significant portion of the Company's net operating loss carry forwards may ultimately be realized. During the third quarters of 2002 and 2001, economic development grants of $89,501 and $359,520, respectively, were recorded as a reduction in expenses. The pretax loss for the third quarter of 2002 and 2001 would have been $1,279,464 and $547,947 respectively, if the economic development grants were not considered. The net loss for the third quarter of 2002 was $2,434,963, or $.42 per share on a basic and diluted basis compared to a net loss of $116,427, or $.02 per share on a basic and diluted basis in the third quarter of 2001. When the effect of the economic development grants is not considered, the net loss for the third quarter of 2002 and 2001 would have been $2,486,464 and $338,947, or $.43 and $.06 per share on a basic and diluted basis, respectively.

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

     Telecommunications clients provided the largest portion of revenues during the first nine months of 2002, providing approximately 46% of revenues. During the first nine months of 2001, telecommunications clients provided approximately 46% of revenues. During the nine months ended September 30, 2002 and 2001, the Company's largest client represented approximately 16% and 17%, respectively, of total revenue. Other industry segments and their percentages of revenue in 2002 include financial services (43%), publishing (5%), and other miscellaneous (6%). Other industry segments and their percentages of revenue in 2001 include financial services (43%), publishing (7%), and other miscellaneous (4%).

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically used cash from operating activities, bank borrowings, capital leases, public sector economic development grants, and private sector financing received in connection with the opening of contact centers as its primary sources of liquidity. Over the last year, the Company has not generated sufficient cash from operating activities The Company operated under a $4,000,000 Revolving Credit Loan Agreement dated June 2002. The loan accrued interest at the prime rate on outstanding borrowings. The borrowing base is secured by certain accounts receivable. The Revolving

Credit Loan Agreement requires the Company to meet certain financial covenants, which are calculated based upon total debt levels, tangible net worth, debt service, capital expenditures, and working capital. As of September 30, 2002, the Company was in violation of several of these covenants. As a result, the Company is in default on the $4,000,000 Revolving Credit Loan Agreement.

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

OUTLOOK

     Certain statements made in this Form 10-Q / A, including those made in the second paragraph of this "Outlook" section are "forward-looking statements" made under the safe harbor provision of the Securities Litigation Reform Act. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements.

     The Company's ability to continue to operate its business depends on its ability to generate revenues from future operations, which depend in part on economic, competitive and regulatory conditions and on its ability to operate the business in compliance with its loan covenants. During the past year, the Company has not generated sufficient cash from operations to support liquidity requirements, and therefore, has utilized its revolving line of credit to meet cash requirements. Due to its violation of debt covenants, the Company is negotiating and tentatively reached an amended revolving line of credit forbearance agreement of $2,5000,000, which had a remaining credit line availability of $542,296 as of September 30, 2002. The Company is also attempting to determine when it can expect to receive payment of $778,085 on certain economic development grants submitted to the Government of Canada of which $138,800 is thirty days past due. Receipt of such grant payments will have a critical impact on the Company's cash flow resources. The Company will face a cash flow shortage if the Company's lender does not agree to forbearance on terms that give the Company access to its working capital line, and/or if the foregoing anticipated grant proceeds are not received during the fourth quarter of 2002. Based on the Company's inability to meet future debt covenants discussed in Note # 5 to the Consolidated Financial Statements (Line of Credit), and in the Liquidity and Capital Resources section, the Company is seeking alternative financing to meet the current liquidity and capital resources for future cash flow requirements; however, there is no assurance that the Company can reach an agreement with a lender. In the event that a lender is not available, the Company is presently negotiating with asset lenders to meet future cash flow requirements.

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

PART II   OTHER INFORMATION

ITEM 1-5  NOT APPLICABLE


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K.
     (a)  Exhibits:
          99.1 Certification of Chief Executive Officer
          99.2 Principal Accounting Officer

     (b)  Reports on Form 8-K
          No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ACI TELECENTRICS, INCORPORATED
                                       Registrant



Dated: /s/ May 30, 2003                By:  /s/ RUSSELL JACKSON
       --------------------                 ------------------------------------
                                            Russell Jackson
                                            Principal Accounting Officer



Dated: /s/ May 30, 2003                By:  /s/ RICK N. DIAMOND
       --------------------                 ------------------------------------
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


Dated: /s/ May 30, 2003                             By:  /s/ RICK N. DIAMOND
       --------------------                              -----------------------
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


Dated: /s/ May 30, 2003                        By:  /s/ RUSSELL JACKSON
       --------------------                         ----------------------------
                                                    Russell Jackson
                                                    Principal Accounting Officer

                                  EXHIBIT INDEX
                                  -------------

                             ACI TELECENTRICS, INC.

                FORM 10-Q/A FOR QUARTER ENDED SEPTEMBER 30, 2002



EXHIBIT NO.                         DESCRIPTION

99.1             Certification of Chief Executive Officer
99.2             Certification of  Principal Accounting Officer