Form 10-K
period 2002-12-31
ACI TELECENTRICS INC
filed 2003-06-02
CIK 1020998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                         Commission File No.: 000-21557

                             ACI TELECENTRICS, INC.
             (Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [ ] No [X]

Issuer's revenues for its most recent fiscal year:  $30,320,788.

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 28, 2002, was approximately $690,743 based upon the average of the closing bid and asked prices of the Registrant's Common Stock on such date.

There were 5,781,485 shares of Common Stock, no par value, outstanding as of May 12, 2003.
                            ------------------------

DOCUMENTS INCORPORATED BY REFERENCE

None

                                TABLE OF CONTENTS

Description                                                                                                  Page
-----------                                                                                                  ----
PART I
       ITEM 1.    BUSINESS ....................................................................................1
       ITEM 2.    PROPERTIES...................................................................................5
       ITEM 3.    LEGAL PROCEEDINGS............................................................................6
       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................6

PART II
       ITEM 5.    MARKET FOR RETISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS..............................................................6
       ITEM 6.    SELECTED FINANCIAL DATA......................................................................7
       ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS..................................................................8
       ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................17
       ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................18
       ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE.......................................................41

PART III
       ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................................42
       ITEM 11.   EXECUTIVE COMPENSATION......................................................................44
       ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT AND RELATED STOCKHOLDER MATTERS................................................49
       ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................50
       ITEM 14.   CONTROLS AND PROCEDURES.....................................................................51

PART IV
       ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                     REPORTS ON FORM 8-K......................................................................51

                                     PART I

ITEM 1. BUSINESS

GENERAL

        ACI Telecentrics, Inc. (ACI) was incorporated under the name Automated Communications, Incorporated under Minnesota law on January 13, 1987, and changed its name to ACI Telecentrics, Inc. on July 26, 1996. ACI provides inbound and outbound outsourced telephone-based sales and marketing services, broadly defined as teleservices. In 2000, we established a wholly owned subsidiary, Corporation ACI Telecentrics du Quebec, Inc., to manage and operate all of our Canadian contact centers. As of December 31, 2002, we operated 801 workstations in 8 call centers located in Minnesota, North Dakota, Nebraska, Indiana, California, and Quebec, Canada.

        We provide telemarketing services primarily in the telecommunications, financial services and publishing industries. In the telecommunications industry, we market long distance and a variety of network services to the customers of Regional Bell Operating Companies (RBOCs) and support customer service functions for Competitive Local Exchange Carriers (CLECs). In the financial services industry, we conduct telemarketing projects for banks and financial services companies in the areas of insurance; credit card customer acquisition, retention, and renewal; credit card enhancement services; account generation and retention; and customer service and inbound sales support. In the publishing industry, our telemarketing programs assist magazine publishers in acquiring new subscribers and soliciting subscription renewals. For the year ended December 31, 2002, our revenue and loss from operations were $30,320,788 and $2,370,437, respectively. This represents a decrease in revenue of 8% compared to 2001. The loss from operations in 2002 compares to an income from operations of $389,448 in 2001.

Our web address is www.acitel.com. Investors may request a copy of our reports by requesting a copy through our website.

INDUSTRY AND MARKET

        We believe that the telemarketing sector of marketing expenditures will continue to grow and that the trend toward outsourcing telemarketing programs will continue. Many companies choose to use telemarketing for customer retention, customer service, and customer care programs, in addition to the traditional sales programs. The telecommunications and financial services industries, which ACI already serves, are undergoing deregulation or consolidation, which may provide us with additional growth opportunities as these businesses search for low-cost solutions for their marketing, sales, and customer support needs. In 2002, businesses within the financial services, telecommunications, and publishing industries accounted for most of our revenues. The industries targeted by us, and the principal services provided, are described below.

FINANCIAL SERVICES. ACI entered the financial services segment of the market in 1988. We provide telemarketing services for the credit card and noncredit card financial segments, as well as fee-based segments such as membership clubs. Types of telemarketing services performed for these clients include customer acquisition, activation and retention, selling of discounted travel and shopping clubs, debit card acquisition or upgrade, home equity loan lead generation, mortgage lead generation, and pre-approved lines of credit. We support this industry with both inbound and outbound services. Inbound programs include enrollments in mortgage acceleration programs and sales of fee based products.

TELECOMMUNICATIONS. ACI entered the telecommunications segment of the market in 1987. We currently provide telemarketing services for network services, long distance, Caller ID, and enhanced consumer premise equipment (CPE products). In addition, we support customer service, repair and billing inquiry functions for CLECs.

PUBLISHING. ACI provides telemarketing services to publishers, including subscription renewals, subscription sales, and customer services. Our program managers work closely with publishing clients to develop individually tailored programs to enhance their marketing and sales efforts.

SALES AND MARKETING

        We strive to enhance the sales and service experiences of our client's customers. Our marketing strategy emphasizes customized marketing solutions tailored to meet the individual client's needs. We attract clients through direct prospecting by our sales force, encouraging referrals from existing clients who are satisfied with our quality service and gaining business through other divisions of companies who are current clients.

PRINCIPAL CUSTOMERS

        We rely on several clients for a significant portion of our revenues. In 2002, three clients accounted for 41% of our total revenue. Two of the three clients (17% and 14% of total revenue, respectively) are two of the nation's largest telephone operating companies. The third client (10% of total revenue) is a marketer of credit card and mortgage loan services. In 2001, five clients accounted for 66% of total revenue. Two of the five clients (12% and 11% of total revenue, respectively) are two of the nations top credit card issuers; one client (16% of total revenue) is one of the nation's largest providers of consumer membership programs; one client (11% of total revenue) is one of the nation's largest diversified financial services companies. The fifth client (16% of total revenue) is one of the nation's largest telephone operating companies.

COMPETITION

        The telemarketing industry is highly competitive, but also continues to be highly fragmented. We compete with both in-house telemarketing organizations as well as other independent outsource telemarketing operations. In-house telemarketing organizations provide a variety of services to their organizations and comprise the majority of the telemarketing industry. Independent telemarketing organizations range from numerous small, single-facility operations to large, multifacility operations, such as SITEL Corporation, APAC Teleservices Inc., Sykes Enterprises, RMH Teleservices, Inc. and West Telemarketing Corporation. We also compete with other forms of marketing, such as direct mail, television, and radio. We believe that the primary competitive factors in the telephone-based marketing industry are reputation for quality service, marketing results, technological expertise, price, the ability to support inbound sales efforts, and the ability to design customized marketing programs that address the needs of our clients. We believe that most of our competitors are, like us, highly dependent on a small number of clients for a large percentage of their business.

GOVERNMENT REGULATION

        Telemarketing practices are regulated in the United States and Canada as discussed below.

        UNITED STATES

        The telemarketing industry is subject to a significant amount of federal and state regulation. The federal Telephone Consumer Protection Act of 1991 (the
TCPA) prohibits telemarketers from using automated telephone dialing equipment to call certain types of telephone numbers, such as hospital emergency room telephone numbers. In addition, the TCPA prohibits the initiation of telephone calls to any residential telephone line using an artificial or prerecorded voice to deliver a message without the prior consent of the called party. The federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 (the TCFAPA) broadly authorizes the Federal Trade Commission (the FTC) to issue regulations prohibiting misrepresentation in telemarketing sales. In August 1995, the FTC issued regulations under the TCFAPA which, among other things, prohibits initiating an outbound telephone call to a person that has stated that he or she does not wish to receive an outbound call on behalf of the seller whose goods or services are being offered, prohibit calls at any time other than between 8:00 A.M. and 9:00 P.M. local time, require a telemarketer to make certain disclosures to the person receiving the call, and prohibit misrepresentations regarding the cost, terms, restrictions, or performance of products or services offered by phone.

        The FTC also administers the Fraud Prevention Act under which the FTC has issued the Telemarketing Sales Rule (TSR) prohibiting a variety of deceptive, unfair or abusive practices in direct telephone sales. These rules prohibit misrepresentations of the cost, quality, terms, restrictions, performance or characteristics of products or services offered by telephone solicitation or of refund, cancellation or exchange policies. The regulations also require that a telemarketer identify promptly and clearly the seller on whose behalf the representative is calling, the purpose of the call, and the nature of the good or services offered.

        In December of 2002, the FTC amended the TSR. Excluding two provisions, which are addressed below, the amended Rule becomes effective on October 1, 2003. The excluded provisions are as follows:

        1. Telemarketers must be able to transmit data that is readable by caller ID devices. The effective date for full compliance with the caller identification transmission provision is January 29, 2004.

        2. A centralized national Do Not Call (DNC) registry will be implemented. The effective date for full compliance with the national DNC list provision has not been announced, but this date may be as early as September 2003. AT&T has been awarded the contract to create the national list. A consumer who receives a telemarketing call despite being on the registry will be able to file a complaint with the FTC. Violators could be fined up to $11,000 per incident.

         The balance of the amended Rule gives the vendor two seconds from the consumer's completed greeting to connect the call to the sales person.

         However, the FTC has provided a safe harbor provision for the "two second" rule in that no enforcement action will be taken against a client or vendor for violation if we meet the following standards designed to minimize call abandonment:

        1. Telemarketers must employ technology that ensures no more than a 3% abandonment rate, measured per day per calling campaign.

        2. Telemarketers must allow each call placed to ring for at least 15 seconds or four complete rings before disconnecting.

        3. Whenever a sales representative is not available within two seconds to speak to the consumer answering the call, we must promptly play a recorded message that contains the seller's name and telephone number. Failure to provide this recorded message will result in the call being considered abandoned, and it will be counted against the 3% daily maximum.

        4. Records, which prove telemarketers compliance of items one through three above, must be retained for 24 months.

        A number of states have enacted or are considering legislation to regulate telemarketing. For example, several states impose license or bond requirements upon telemarketers. There are also several states that publish and maintain a state run "Do Not Call List." ACI subscribes to these lists. All telephone numbers to be called by ACI are cross referenced against the "Do Not Call" lists. "Do Not Call" numbers are then stricken from the lists of telephone numbers to be called by us. From time to time, bills are introduced in the U.S. Congress or state legislatures that could further regulate certain aspects of the telemarketing business. We cannot predict whether any such proposed legislation will become law or what affect such laws would have on our business.

        ACI is currently administering Do Not Call lists from over 24 states and is technically and procedurally prepared to adhere to the amended Rule. To the best of our knowledge, our telemarketing procedures comply with all state and federal rules.

        Several of the industries served by us are subject to varying degrees of government regulation, particularly the financial services industry. Clients in these industries are obligated to provide us with scripts for our telemarketers, which comply with applicable industry regulations. Although compliance with these regulations is generally the responsibility of our clients, we could be subject to a variety of enforcement or private actions for our failure or the failure of our clients to comply with such regulations as the same relate to telemarketing operations.

        CANADA

        In Canada, the Canadian Radio-Television and Telecommunications Commission enforces rules regarding unsolicited communications using automatic dialing and announcing devices, live voice and fax. Companies that violate any of the restrictions on unsolicited calls may have their telephone service terminated after two business days' notice from the telephone company.

        In 2001, the federal government of Canada enacted the Personal Information Protection and Electronic Documents Act (Federal Act). Effective January 1, 2004, the Federal Act requires companies to obtain consent for the collection, use, and disclosure of an individual's personal information. If the Federal Act is determined to be applicable to us, it may have an adverse affect on our current or future operations. The Federal Act permits any Province of Canada to enact legislation governing the subject matter of the Federal Act, in which case the legislation of the Province will apply. Our Canadian operations are located in Quebec. The province of Quebec may enact legislation governing the subject matter of the Federal Act. If the province of Quebec were to enact such legislation, there can be no assurance that any such laws will not adversely affect or limit our current or future operations.

        The Federal Competition Act contains a number of provisions that regulate the conduct of telemarketers in Canada, in particular the manner in which outbound calls are to be conducted. Failure to comply with such legislation could adversely affect our business.

PERSONNEL

        As of December 31, 2002, we had approximately 1,600 full and part-time employees. None of our employees are subject to a collective bargaining agreement. We believe our relationship with our employees is good.

AVAILABLE INFORMATION

        All reports filed electronically by ACI Telecentrics, Inc., with the Securities and Exchange Commission ("SEC"), including its annual reports on Form 10-K and Form 10-KSB, quarterly reports on Form 10-Q and Form 10-QSB, current reports on Form 8-K and proxy statements, and other information and amendments to those reports filed (if applicable), are accessible on the SEC's web site at www.sec.gov. The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street NW, Washington, DC 20549. They may obtain information from the Public Reference Room by calling the SEC at 1-800-SEC-0330. These filings are also available at no cost by contacting the Company at rjackson@acitel.com or calling 612-928-4700.

ITEM 2. PROPERTIES

FACILITIES

        Our corporate headquarters is located in Minneapolis, Minnesota in a leased facility consisting of approximately 12,000 square feet of office space. The lease expires on March 31, 2004.

        We also lease 8 contact center facilities in the Midwest, California, and Quebec, Canada. Information related to those call centers is as follows:

                              Year Opened/                                                            Number of
      Location                  Acquired                   Term                 Expires             Workstations
Twin Valley, MN                  1993                      5 yr                  8/03                      40

Devils Lake, ND                  1996                 Month to Month              N/A                      32

Chadron, NE                      1997                      10 yr                 7/07                      60

Schererville, IN                 1997                      6 yr                  3/07                     113

Redding, CA                      1999                      5 yr                  8/04                     144

Sherbrooke, PQ                   2000                      7 yr                  5/07                     194

Vaudreuil, PQ                    2001                      7 yr                  12/07                    104

Caplan, PQ                       2002                      7 yr                  5/09                     114
                                                                                                        -----

Total workstations at December 31, 2002                                                                   801
                                                                                                        =====

ITEM 3. LEGAL PROCEEDINGS

        We are periodically involved in legal actions in the ordinary course of its business. As of December 31, 2002, there are no pending legal proceedings-against or involving the Company for which the outcome is likely to have a material adverse effect upon our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the shareholders of the ACI during the fourth quarter of 2002.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Since June 11, 1999, our Common Stock has been traded on the over-the-counter markets of the National Association of Securities Dealer's Electronic Bulletin Board under the symbol ACIT. On June 10, 1999, Nasdaq informed us that we were being delisted from the Nasdaq SmallCap Market where our Common Stock had been traded since October 21, 1996. Prior to October 21, 1996, our Common Stock was not publicly traded. The following table sets forth the high and low bid prices and the closing sales prices for our Common Stock as reported by OTC Bulletin Board. The bid quotations represent interdealer prices without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Year Ended December 31, 2002             High             Low             Close

        First Quarter                 $  1.30          $ 0.85          $  0.85
        Second Quarter                   0.95            0.50             0.50
        Third Quarter                    0.51            0.22             0.30
        Fourth Quarter                   0.38            0.11             0.23

Year Ended December 31, 2001             High             Low             Close

        First Quarter                 $  1.56          $ 0.81          $  0.91
        Second Quarter                   2.00            0.85             1.60
        Third Quarter                    2.35            0.80             0.80
        Fourth Quarter                   1.15            0.80             1.00

        On May 8, 2003, the aggregate market value of our Common Stock was $635,963 based on the average of the closing bid and asked prices on that date. As of May 8, 2003, we had approximately 150 shareholders of record. We estimate that an additional 400 stockholders own stock held for their accounts at brokerage firms and financial institutions (commonly known as "in street name").

        We have not paid cash dividends on our Common Stock since our initial public offering of stock. The Board of Directors presently intends to retain earnings for use in our business and does not anticipate paying cash dividends on Common Stock in the foreseeable future. Any future determinations as to the payment of dividends will depend on our financial condition and such other factors as are deemed relevant by the Board of Directors. Our credit line prohibits the payment of cash dividends without the lender's consent.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our financial statements and notes thereto included elsewhere in this report. The selected consolidated statements of operations data for 2002, 2001, and 2000 and the selected consolidated balance sheets data for 2002 and 2001 are derived from our audited consolidated financial statements included herein. The selected consolidated statements of operations data for 1999 and 1998 and the selected consolidated balance sheets data for 2000, 1999, and 1998 are derived from our audited consolidated financial statements not included herein.

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                 --------------------------------------------------------------------
                                                   2002           2001           2000           1999           1998
                                                 --------      ---------       --------       --------       --------
Consolidated Statements of Operations Data:
(in thousands, except per share data)
Total revenues                                   $ 30,321       $ 32,894       $ 31,495       $ 22,943       $ 15,036
                                                ---------       --------       --------       --------       -------
Operating expenses:
   Cost of services                                17,816         17,342         17,657         13,537          8,396
   Selling, general, and administrative            14,281         15,085         11,545          8,486          8,009
   Restructuring costs                                 11             --             --             --             65
   Impairment costs                                   583             78            847             --             --
                                                 --------       --------       --------       --------       --------
Total operating expenses                           32,691         32,505         30,049         22,023         16,470
                                                 --------       --------       --------       --------       --------

Operating income (loss)                            (2,370)           389          1,446            920         (1,434)

Interest income                                         8             25             16             16             39
Interest expense                                      218            277            194             94             59
Other expense                                          39             69             10              6              2
                                                 --------       --------       --------       --------       --------

Income (loss) before income taxes                  (2,619)            68          1,258            836         (1,456)

Income tax expense (benefit)                          205             27            497            309           (550)
                                                 --------       --------       --------       --------       --------

Net income (loss)                                $ (2,824)      $     41       $    761       $    527       $   (906)
                                                 ========       ========       ========       ========       ========

Basic and diluted income (loss) per share        $   (.49)      $    .01       $    .13       $    .09       $   (.16)
                                                 ========       ========       ========       ========       ========


                                                                             DECEMBER 31,
                                                 --------------------------------------------------------------------
                                                   2002           2001           2000           1999           1998
                                                 --------       --------       --------       --------       --------
Consolidated Balance Sheets Data:
(in thousands)
Working capital                                  $    505       $  2,539       $  3,033       $  3,581       $  2,305
Total assets                                     $ 11,846       $ 13,116       $ 14,063       $ 10,021       $  7,342
Revolving line of credit                         $  1,808             --       $  2,502       $    850             --
Shareholders' equity                             $  4,096       $  6,921       $  6,872       $  6,096       $  5,551

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        ACI provides telephone-based sales and marketing services primarily to the telecommunications, publishing, and financial services industries. We operate eight contact centers. Five of the contact centers are located in the United States, and three are located in Quebec, Canada. Four of the United States contact centers are located in Midwest states with one located in California. The Canadian contact centers are located in Sherbrooke, Vaudreuil and Caplan, Quebec. As of December 31, 2002, we had 801 outbound and inbound calling workstations and approximately 1,600 full and part-time employees.

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

        One of our strategies is to locate our contact centers in smaller, more rural communities, because many of these communities offer higher quality labor and reduced operating expenses, as well as, economic incentives for locating facilities in their communities. We receive incentive payments from certain federal, state, local, and provincial governments in the United States and Canada that help offset payroll and start-up costs associated with opening new customer contact centers.

CRITICAL ACCOUNTING POLICIES

        In preparing our financial statements, we follow accounting principles generally accepted in the United States of America, which in many cases require assumptions, estimates and judgments that affect the amounts reported. Many of these policies are relatively straightforward. There are, however, a few policies that are critical because they are important in determining the financial condition and results of operations, and they can be difficult to apply. The most critical accounting policies applied in the preparation of the Company's financial statements relate to:

        REVENUE RECOGNITION - We provide outbound and inbound telephone-based sales and marketing services (outsourced services) for a variety of companies in the telecommunications, financial services, and publishing industries. Outbound telemarketing services are performed when our customer sales representatives place a telephone call, from a list supplied by our client company, to a telephone number at a personal residence or business location. Inbound telemarketing services are performed when our customer sales representatives receive a call, on a toll-free telephone number, from an individual or business that is seeking to obtain information or purchase a product or service from our client company.

        We recognize revenues from outbound and inbound services when those services are provided. Revenue is recognized based on telemarketing hours incurred or, if revenue is recognized on performance based criteria, when sales are verified.

        Outbound and inbound services revenue is treated as one segment. Related costs and expenses are not tracked separately because we do not have dedicated inbound customer contact centers, we have no dedicated inbound telemarketing personnel, and employees in our customer contact centers perform both outbound and inbound telemarketing services.

        ECONOMIC DEVELOPMENT GRANTS - We receive incentive payments from certain state, local and provincial governments in the United States and Canada to help offset payroll and start-up costs associated with opening new customer contact centers. These various governmental agencies reserve the right to require repayment of all or a portion of the incentive payments if the Company does not meet certain performance criteria as defined in the incentive agreements, such as, creating a certain, or minimum, number of new jobs, maintaining certain levels of employment over a period of time or paying minimum average salaries.

        Incentive payments are recorded as a reduction to payroll and start-up expenses when performance criteria are satisfied. In the event that performance criteria have been satisfied prior to receipt of the incentive payment, payroll and start-up expenses are reduced and a receivable from the governmental agency is recorded. If an incentive payment is received prior to the satisfaction of all required performance criteria, the incentive payment is deferred and recorded as a liability. If an incentive payment is received for which an incremental portion of the performance criteria is satisfied then the incremental portion of the incentive payment is recorded as a reduction to payroll and start-up costs and the incremental portion of the incentive payment not earned is deferred and recorded as a liability.

        LONG-LIVED ASSETS - We review our long-lived assets, such as fixed assets and goodwill for impairment whenever events or changes in circumstances indicate the book value of an asset or group of assets may not be recoverable. We consider a history of operating losses to be a primary indicator of potential asset impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows. Fixed assets or goodwill is deemed to be impaired if a forecast of undiscounted future operating cash flows, directly related to such assets, is less than its carrying amount.

        INCOME TAXES - We evaluate a variety of factors in determining the amount of income tax assets and liabilities to be reported in our consolidated balance sheets, including our earnings history, the number of years our operating loss and tax credits can be carried forward, the existence of taxable temporary differences, and near-term earnings expectations. In assessing our ability to utilize deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

CONTRACTUAL OBLIGATIONS

        We are committed to making cash payments in the future in connection with operating leases, capital lease obligations (including principal and interest), and our Revolving Credit and Forbearance Loan Agreement. We have no off-balance sheet debt or other unrecorded obligations nor do we guarantee the debt of any party. Below is a schedule of the future payments that we are obligated to make based on agreements in place as of December 31, 2002 (amounts in thousands).

                                 Total        2003        2004        2005         2006       2007    Thereafter
                                -------     -------     -------     -------     --------    -------     -------
Minimum lease payments
   under capital leases         $ 1,247     $   660     $   351     $   187     $    49     $    --     $    --

Operating leases                  4,239       1,096         903         772          766        472         230
Revolving credit and
   forbearance agreement          1,808       1,808          --          --           --         --          --
                                -------     -------     -------     -------     --------    -------     -------
Total                           $ 7,294     $ 3,564     $ 1,254     $   959     $    815    $   472     $   230
                                =======     =======     =======     =======     ========    =======     =======

RESULTS OF OPERATIONS

        The following table sets forth items from ACI's Consolidated Statements of Operations as percentages of total revenues:

Years ended December 31,                               2002      2001      2000
                                                      -----     -----     -----

Telemarketing revenues                                100.0%    100.0%    100.0%
Cost of services                                       58.8      52.7      56.0
Selling, general, and administrative expenses          47.1      45.9      36.7
Impairment cost                                         1.9       0.2       2.7
Operating income (loss)                                (7.8)      1.2       4.6
Other expense                                          (0.8)     (1.0)     (0.6)
Income (loss) before income taxes                      (8.6)      0.2       4.0
Income tax expense                                      0.7       0.1       1.6
Net income (loss)                                      (9.3)      0.1       2.4

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

        REVENUES. Revenues for the year ended December 31, 2002 were $30,320,788, a decrease of $2,573,128 or 8% when compared to 2001 revenues of $32,893,916. The decreases in revenues and billable hours can primarily be attributed to our financial services clients scaling back their marketing campaigns due to the general instability of the economy during 2002.

        Telecommunications clients provided the largest portion of revenues during 2002, providing approximately 46% of revenues compared to approximately 27% of revenues in 2001. During 2001, financial services clients provided 63% of revenues compared to approximately 44% during 2002. Other industry segments and their percentages of revenues in 2002 and 2001 included publishing (4% and 6%) and other miscellaneous (6% and 4%), respectively. During 2002, the Company's largest client represented 17% of total revenue. During 2001, the Company's largest client represented 16% of total revenue.

        In 2002, billable telemarketing hours decreased 5% when compared to 2001; however, net revenue per billable telemarketing hour decreased by 3%. During 2002, the Company opened one contact center in Caplan, Quebec, Canada. As of December 31, 2002, the Company operated a combined total of 801 inbound and outbound contact center workstations compared to 887 inbound and outbound call center workstations at December 31, 2001.

        COST OF SERVICES. Cost of services increased 3% to $17,816,607 in 2002 from $17,342,050 in 2001. Telemarketing sales representatives (TSR's) labor and benefit costs increased by 5% to $14,349,573, or 47% of total revenue in 2002 as compared to $13,727,502, or 42% of total revenue in 2001. As a percentage of revenue, long distance telephone costs increased from 10% in 2001 to 11% in 2002. Without the effect of the economic development grant reimbursements earned (see Note 6 of Notes to Consolidated Financial Statements), cost of services would have increased another $335,647 in 2002, to $18,152,254 compared to an additional increase of $1,783,765 to $19,125,815 in 2001. Economic development grant reimbursements earned are from the governments of Quebec and Canada for new jobs created at the Company's Sherbrooke, Vaudreuil and Caplan contact centers.

        SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses for 2002 decreased by $792,316, or 5% to $14,291,900, compared to $15,084,216 in 2001. As a percentage of revenue, selling, general, and administrative expenses increased 1% to 47% in 2002 as compared to 46% in 2001. The increase in expenses in 2002, as a percentage of revenue, can primarily be attributed to expenses associated with the June 2002 opening of our new customer contact center in Caplan, Quebec; increased travel costs of corporate personnel associated with the opening of our new customer contact center; and upgraded technology installed during 2002 and 2001. During 2002, there was no effect on selling, general and administrative expenses from economic development grant reimbursements earned. During 2001, without the effect of the economic development grant reimbursements earned (see Note 6 of Notes to Consolidated Financial Statements), selling, general and administrative expenses would have been $15,338,959. For 2001, selling, general and administrative expenses were reduced by $254,743 for economic development grant reimbursements earned.

        IMPAIRMENT COST. During the fourth quarter of 2002, we recorded a non-cash impairment charge of $532,743 for the write-down of long-lived assets related to the reduction of excess production capacity in our call centers. During the third quarter of 2002, the Company also recorded a non-cash impairment of asset charge of $49,975 related to the closing of two small call centers. During the fourth quarter of 2001, the Company recorded a non-cash impairment of asset charge of $78,202 related to the write-down of long-lived assets of call centers sold during the first quarter of 2002.

        OPERATING INCOME (LOSS). As a result of the factors discussed above, the Company recorded an operating loss in 2002 of $2,370,437 compared to 2001 operating income of $389,448. Operating losses for 2002 and 2001 would have been $2,706,084 and $1,649,060, respectively, when the effect of the economic development grant reimbursements earned is not considered.

        OTHER INCOME AND EXPENSES, NET. Other expenses were $248,905 in 2002 compared to $320,968 in 2001. Net interest expense of $210,098 in 2002, decreased by $41,727 compared to net interest expense of $251,825 in 2001. This decrease was the result of a decrease in borrowing activity under the Company's line of credit and a reduction in equipment lease financing as a result of leases becoming fully paid. Other expenses also decreased as a result of a decrease in foreign currency translation expense when compared to 2001.

        INCOME TAX EXPENSE. The Company recorded income tax expense of $205,000 in 2002 compared to $27,000 in 2001. The 2002 provision is net of a $1,900,000 valuation allowance charge and a $568,000 benefit resulting from a change in Canadian tax strategy. The 2002 expense was recorded at 7.8%, which is estimated to be the effective rate for federal and state taxes verses 39.4% used in 2001.

        NET INCOME (LOSS). Net loss for 2002 was $2,824,342, or $0.49 per share on a basic and diluted basis compared to net income of $41,480 or $0.01 per share in 2001. When the effect of the economic development grants is not considered, the net loss for 2002 would have been $3,184,989, or $0.55 per share on a basic and diluted basis as compared to net loss for 2001 of $1,193,294, or $0.21 per share on a basic and diluted basis.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

        REVENUES. Revenues for the year ended December 31, 2001 were $32,893,916, an increase of $1,398,577 or 4% when compared to 2000 revenues of $31,495,339. The increases in revenues and billable hours can primarily be attributed to increased internal capacity that was the result of opening a new contact center in January 2001. Because of the increased capacity, revenues derived from outsourcing in 2001 decreased to less than 1% compared to 13% in 2000.

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

        COST OF SERVICES. Cost of services decreased 2% to $17,342,050 in 2001 from $17,657,512 in 2000. The decrease in costs of services is primarily the result of the 99% decrease in outsourcing costs. The reduced utilization of outsourcing was due to the Company's increased internal capacity that was the result of opening a new contact center in January 2001. Outsourcing costs are costs associated with the utilization of other telemarketing companies for telemarketing some of the Company's clients' programs. Outsourcing costs decreased to less than 1%, as a percentage, of total revenue in 2001 compared to 11% of total 2000 revenue. Increases in TSR's labor and benefit costs and long distance telephone costs partially offset the decrease in outsourcing costs. TSR's labor and benefit costs increased by 22% to $13,727,502, or 42% of total revenue in 2001 as compared to $11,247,055, or 36% of total revenue in 2000. As a percentage of revenue, long distance telephone costs increased from 8% in 2000 to 10% in 2001. Without the effect of the economic development incentives of $1,783,765 and $1,151,728 in 2001 and 2000, respectively, (see Note 6 of Notes to Consolidated Financial Statements), cost of services would have increased $316,575 or 2% to $19,125,815 from $18,809,240 in 2000. For the year 2001, cost of services was reduced by $1,783,765 for the economic development grants from the governments of Quebec and Canada for new jobs created at the Company's Sherbrooke and Vaudreuil contact centers. For the year 2000, cost of services was reduced by $1,151,728 for the economic development grant from the government of Quebec, Canada for new jobs created at the Company's Sherbrooke, Quebec contact center.

        SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses for 2001 increased by $3,539,641, or 31% to $15,084,216, compared to $11,544,575 in 2000. As a percentage of revenue, selling, general, and administrative expenses increased 9% to 46% in 2001 as compared to 37% in 2000. The increase in expenses in 2001 can primarily be attributed to expenses associated with the contact centers that were opened in April 2000 and January 2001; an increase in costs of corporate personnel hired to handle increased capacity and expansion of future product lines; and an increase in depreciation expense associated with the contact centers opened in April 2000 and January 2001, relocation of the Merrillville, IN contact center to Schererville, IN, and upgraded technology installed during 2001 and 2000. During 2001, without the effect of the economic development grants (see Note 6 of Notes to Consolidated Financial Statements), selling, general and administrative expenses would have been $15,338,959, an increase of $3,567,548, or 30%, as compared to 2000. For 2001 and 2000, selling, general and administrative expenses were reduced by $254,743 and $226,836, respectively, for the net economic development grants.

        IMPAIRMENT COST. During the fourth quarter of 2001, the Company recorded a non-cash impairment of asset charge of $78,202 related to the write-down of long-lived assets during the first quarter of 2002. During the third quarter of 2000, the Company recorded an impairment of asset charge of

$846,745 related to goodwill recorded from its August 1997 acquisition. See discussion in Note 1 of Notes to Consolidated Financial Statements.

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

        LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2002, the Company had cash and cash equivalents of $797,626 compared to $1,459,215 and $100,607 at December 31, 2001 and 2000,
respectively. Cash used by operating activities in 2002 was $1,758,740, compared to cash provided by operating activities of $6,729,210, and $1,725,318, respectively, in 2001 and 2000. Cash used by operating activities in 2002 was from the net loss of $2,824,342, and net changes in working capital components of $1,221,190 (primarily an increase in trade receivables). Cash provided by depreciation of $2,083,635, and other non-cash charges of $203,157 partially offset the cash used by operating activities in 2002. Cash provided by operating activities in 2001 was primarily from $4,384,453 of changes in working capital components related to the cash received from trade and grant receivable, depreciation of $2,106,281, net income of $41,480 and other non-cash charges of $196,996. Cash provided by operating activities in 2000 was primarily from net income of $761,281, plus depreciation of $1,320,660 and other noncash charges of $1,081,976. Cash used by operating activities in 2000 was $1,438,599 of changes in working capital components related to the growth of the Company.

        Net cash provided by investing activities in 2002 was $19,915, compared to cash used by investing activities of $2,449,594 and $3,102,514 in 2001, and 2000, respectively. During 2002, cash provided by investing activities was primarily from government reimbursements against property and equipment of $388,645, which was partially offset by purchases of property and equipment of $355,158 primarily related to the new Caplan contact center opened in June 2002. The primary use of cash by investing activities in 2001 was expenditures for property and equipment of $3,056,539 related to the new Vaudreuil contact center opened in January 2001 and upgrades on equipment and technology, which was partially offset by a decrease of $606,945 in deposits on equipment and technology. The primary use of cash by investing activities in 2000 was expenditures for property and equipment of $2,412,643 related to the opening of the Sherbrooke call center in April 2000 and deposits of approximately $544,000 on equipment for the setup of the new Vaudreuil call center in January 2001 and the expansion of current call centers.

        Net cash provided by financing activities in 2002 was $1,077,237 compared to net cash used in 2001 of $2,921,009 and net cash provided by financing activities in 2000 of $1,278,508. Net cash provided by financing activities in 2002 consisted of net borrowings from the revolving line of credit totaling $1,807,571. The primary use of cash by financing activities in 2002 was repayments on capital leases of $730,334. During 2001, the primary use of cash by financing activities was net repayments of $2,501,617 on the revolving line of credit plus capital lease repayments of $628,660. These uses of cash were offset by proceeds of $202,634 from equipment acquired through capital leases and proceeds of $6,634 from the issuance of common stock in the Employee Stock Purchase Plan. Net cash provided by financing activities in 2000 consisted of net borrowings from the revolving line of credit totaling $1,651,617 plus proceeds of $14,824 from the issuance of common stock in the Employee Stock Purchase Plan and exercise of stock options. The primary use of cash by financing activities in 2000 was the repayments of long-term debt and capital leases of $387,933. As a result, net cash and cash equivalents decreased $661,588 in 2002, increased $1,358,607 in 2001 and decreased by $98,688 in 2000.

        We have historically used cash from operating activities including public sector economic development grants, bank borrowings, capital leases, and private sector financing as our primary sources of liquidity. Over the last year, we have not generated sufficient cash from operating activities to meet our liquidity requirements. In 2002, the Company financed its activities with borrowings against its line of credit, grant monies received from the provincial government of Quebec, Canada and the federal government of Canada, and the financing of $414,784 of asset purchases through capital leases. As of December 31, 2002, we operated under a $2,700,000 Revolving Credit and Forbearance Loan Agreement dated December 2002, that expires on April 30, 2003. The loan accrues interest at the prime rate plus 3% on outstanding borrowings (prime rate was 4.25% and 4.75% at December 31, 2002 and 2001, respectively). Borrowings are collateralized by certain trade receivables. In addition, the loan agreement contains provisions requiring compliance with certain financial covenants based upon total debt levels, tangible net worth, debt service, capital expenditures, and working capital, including prohibiting the payment of cash dividends without the bank's consent. In addition, the loan agreement limits the 2002 net loss. The agreement further stipulates that during 2003, we will not have a net loss of more than $400,000 as of January 31, 2003, and a cumulative net loss of more than $600,000 as of the end of each month thereafter. At December 31, 2002, we had outstanding borrowings of $1,807,571 under the Revolving Credit and Forbearance Loan Agreement with an available credit line of $892,429. At December 31, 2001, we had no outstanding borrowings under our Revolving Credit Loan Agreement with an available credit line of $4,000,000.

        On April 29, 2003, we signed a Financing Agreement with a new lender that provides a credit line of up to $3,500,000. The agreement expires on January 29, 2004. Borrowings are limited to 80% of qualifying trade receivables. Certain trade receivable, contract rights and other rights to payments, equipment and general intangibles collateralize the note. The loan accrues interest at the prime rate plus 3.5%. The agreement also requires a minimum interest charge payable to the lender of $3,500 per month and also includes a 1% origination fee.

        We believe that funds generated from future operations, amounts available under our Financing Agreement, and amounts receivable from economic development grants for new jobs created will be sufficient to finance our current and future business operations, including working capital requirements.

OUTLOOK

        Certain of the statements contained in this section are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This report on Form 10-K and other documents we file with the SEC contain forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, which could cause future results to differ materially from those expressed or implied by such statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Except as required under the Federal securities laws and rules and regulation of the SEC, we undertake no obligation to publicly update or revise any forward-looking statements in connection with new information or future events.

         We believe that telemarketing will remain an integral part of our client's marketing budgets and that revenues will remain relatively stable in 2003. However, there is no assurance that businesses will continue to outsource their telemarketing needs or that our marketing efforts will generate new business. As is common in the telemarketing industry, our customer contracts do not designate us as the client's exclusive service provider, do not assure us of a specific level of revenue, and are terminable by the client on relatively short notice and sometimes without penalty.

        During the past year, we have not generated sufficient cash flows from operations to support our liquidity requirements. In 2002, we experienced a decrease in revenues that was primarily due to our financial services clients scaling back their marketing campaigns because of the general instability of the economy. We also incurred a net loss of $2,824,342 in 2002 compared to net income of $41,480 in 2001 after the effect of $335,647 and $2,038,508 in expense reductions for economic development incentives earned in years 2002 and 2001, respectively. Because of these factors, we have had to utilize our credit line to meet our cash needs. At December 31, 2002, the remaining receivable under the incentive agreements was $380,562. The various governmental agencies granting the incentive payments reserve the right to require repayment of all or a portion of the incentive payments, if we do not meet certain performance criteria as defined in the incentive agreements, such as creating a certain, or minimum, number of new jobs, maintaining certain levels of employment over a period of time, or paying minimum average salaries. As of December 31, 2002, we had created a total of 1,115 jobs that are subject to certain performance criteria, for which we had filed financial reimbursement claims. As of December 31, 2002, the actual number of jobs existing was 885. We do not believe that any economic development incentives received will be refundable. This belief depends on our ability to meet designated job creation and other requirements, which in turn depends on general business, economic and competitive conditions. Should we be required to repay all, or any portion, of the economic incentives received it could have a material adverse effect on our cash position.

        In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements in this report on Form 10-K are also subject to the following risks and uncertainties:

CLIENT CONCENTRATION; CONTRACT TERMS

        Substantial portions of our revenues are generated from a few key clients. As noted in Part I, Item 1 "Business-Principal Customers," three clients accounted for 41% of our 2002 revenues. In 2001, five clients accounted for 66% of total revenue. As is common in the telemarketing industry, our customer contracts do not designate us as the client's exclusive service provider, do not assure us of a specific level of revenue, and are terminable by the client on relatively short notice and sometimes without penalty. In addition, the amount of revenue we generate from a particular client is dependent upon the interest of their customer in, and use of, the client's product or service. There can be no assurance that we will be able to retain any of our larger clients or that these clients will not reduce their call volumes due to a downturn in their industries. A reduction in call volumes, or the loss of one or more significant clients, could have a material adverse effect on our business, results of operations and financial condition.

GOVERNMENT REGULATION

        We are subject to an increasing amount of Governmental regulation in both the United States and Canada. For example, several states impose license or bond requirements upon telemarketers. There are also several states that publish and maintain a state run "Do Not Call List." In addition, several of the industries served by the Company are subject to varying degrees of governmental regulation, particularly the financial services industry. We believe that our telemarketing procedures comply with all current US and Canadian rules. Future laws and regulations may require us to modify our operations in order to effectively meet our clients' service requirements, and there can be no assurance that additional regulations would not limit our activities or significantly increase the cost of regulatory compliance. See Part I, Item I for further discussion of Government Regulations.

COMPETITION; INTERNATIONAL CAPACITY

         As noted in Part I, Item 1 "Business-Competition," the telemarketing industry is highly competitive, but also continues to be highly fragmented. A number of our competitors have capabilities and resources equal to or greater than ours, and there can be no assurance that additional competitors with greater resources will not enter the industry. These include telemarketing firms of various sizes, in house telemarketing organizations, and other forms of marketing such as direct mail, television and radio.

         We also face competition from offshore locations that provide service to our markets at reduced costs. The potential movement of business to offshore locations, at reduced prices, may result in pressure on us to match rates, thereby eroding gross profit margins, or resulting in the loss of business to these competitors.

DEPENDENCE ON LABOR FORCE AND TELECOMMUNICATIONS SERVICES

         Our most significant operating cost is our labor force. Due to the traditionally high turnover rates in the telemarketing industry, we are constantly required to recruit and train new employees. There can be no assurance that we will be able to recruit, train and retain a sufficient number of qualified employees within our present wage structure. An increase in hourly wages, incentives or unemployment taxes could have a material adverse effect on our financial condition.

         Our second largest operating cost is telecommunications. Our business is dependent on telephone services provided by various local and long distance companies. To reduce our exposure to rate fluctuations, we enter into contracts with our telecommunications service providers. All contracts are subject to renewal negotiations, which may result in increased rates. Any change to the telecommunications market that would disrupt services or limit our ability to obtain services at favorable rates could have an adverse impact on the Company.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142 (SFAS 142), GOODWILL AND OTHER INTANGIBLE ASSETS. This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. We adopted the provisions of SFAS 142 on January 1, 2002, which did not have a material effect on our consolidated results of operations, financial position, and cash flow.

        In June 2001, the FASB issued SFAS No. 143 (SFAS 143), ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. SFAS 143 was effective for the Company on January 1, 2003. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. We do not expect SFAS 143 to have a material effect on the Company's financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144 (SFAS 144), ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, it retains many of the fundamental provisions of that statement. SFAS 144 was effective for the Company on January 1, 2002. During 2002, the Company recognized a non-cash impairment charge of $49,975 related to the closing of two small call centers and an additional non-cash impairment charge of $532,743 related to certain long-lived assets whose carrying value was in excess of expected future cash flows from the use of those assets.

        In June 2002, the FASB issued SFAS No. 146 (SFAS 146), ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires costs associated with the following restructuring activities to be recognized and measured at fair value (except for one-time termination benefits) and recorded when such changes occur: one-time termination benefits, costs to terminate contracts other than capital leases, and costs to consolidate facilities and/or relocate employees. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        INTEREST RATE RISK - We have exposure to changing interest rates and are not currently engaged in hedging activities to mitigate this risk. Interest on the variable rate debt outstanding on our Revolving Credit and Forbearance Loan Agreement bears interest at the bank's prime rate plus 3%. As the prime rate increases or decreases our interest expense, on an annual basis, will also increase or decrease accordingly. As of December 31, 2002, our indebtedness under the Revolving Credit and Forbearance Loan Agreement was $1,807,571. Our capital lease obligations represent fixed rate indebtedness with interest rates ranging from 8.05% to 11.31%. We had $1,128,398 in capital lease obligations at December 31, 2002.

        FOREIGN CURRENCY EXCHANGE RATE RISK - Transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency hedges. As a result, the exposure to market risk is not material.

        DERIVATIVE INSTRUMENTS - We have no history of, and do not anticipate that in the future, investing in derivative financial instruments, derivative commodity instruments or other such financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Financial statements and supplementary financial information specified by this Item, together with the report of our independent public accountants thereon, are included in this Annual Report on Form 10-K. The following financial statements of the Company are included herein:

        Independent Auditor's Report
        Consolidated Balance Sheets - December 31, 2002 and 2001
        Consolidated Statements of Operations - December 31, 2002, 2001, and
          2000
        Consolidated Statements of Shareholders' Equity - December 31, 2002,
          2001, and 2000
        Consolidated Statements of Cash Flows - December 31, 2002, 2001, and
          2000
        Notes to Consolidated Financial Statements - December 31, 2002, 2001, and 2000

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors and Shareholders
ACI Telecentrics, Inc.
Minneapolis, Minnesota


We have audited the accompanying consolidated balance sheet of ACI Telecentrics, Inc. and subsidiary (the Company) as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002, the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


                                        /s/ Lurie Besikof Lapidus & Company, LLP


Minneapolis, Minnesota
February 28, 2003, except for Note 13,
  as to which the date is April 29, 2003

INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders of ACI Telecentrics, Inc.


We have audited the accompanying consolidated balance sheets of ACI Telecentrics, Inc. and subsidiary (the Company) as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flow for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of its operations and its cash flows for each of the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP


Minneapolis, Minnesota
March 27, 2002

ACI TELECENTRICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                              2002             2001
                                                                          ------------     ------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                              $    797,626     $  1,459,214
   Trade receivables, less allowance for doubtful accounts of $206,000
     and $199,000, respectively                                              6,299,990        3,691,111
   Grant receivables                                                           380,562          677,341
   Prepaid expenses and other current assets                                   232,714          142,230
   Deferred income taxes                                                            --          911,000
                                                                          ------------     ------------
           Total current assets                                              7,710,892        6,880,896

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION                      3,763,545        6,094,392

OTHER ASSETS                                                                   371,282          140,360
                                                                          ------------     ------------
                                                                          $ 11,845,719     $ 13,115,648
                                                                          ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Revolving line of credit                                               $  1,807,571     $         --
   Trade accounts payable                                                    1,386,755        1,481,408
   Accrued compensation                                                      1,056,717          746,630
   Accrued expenses                                                            299,452          281,266
   Income taxes payable                                                        527,376           92,282
   Current maturities capital lease obligations                                585,223          669,731
   Current maturities of deferred grant expense reimbursements               1,543,208        1,070,530
                                                                          ------------     ------------
           Total current liabilities                                         7,206,302        4,341,847
                                                                          ------------     ------------

LONG-TERM LIABILITIES
   Capital lease obligations, less current maturities                          543,175          774,217
   Deferred grant expense reimbursements, less current maturities                   --           20,000
   Deferred income taxes                                                            --        1,059,000
                                                                          ------------     ------------
           Total long-term liabilities                                         543,175        1,853,217
                                                                          ------------     ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock, no par value; 15,000,000 shares authorized;
     5,781,485 shares issued and outstanding                                 6,659,989        6,659,989
   Retained earnings (accumulated deficit)                                  (2,563,747)         260,595
                                                                          ------------     ------------
           Total shareholders' equity                                        4,096,242        6,920,584
                                                                          ------------     ------------
                                                                          $ 11,845,719     $ 13,115,648
                                                                          ============     ============

See notes to consolidated financial statements.

ACI TELECENTRICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
--------------------------------------------------------------------------------

                                                        2002             2001             2000
                                                    ------------     ------------     ------------
TELEMARKETING REVENUES
   Outbound revenue                                 $ 26,597,970     $ 31,739,390     $ 31,369,848
   Inbound revenue                                     3,722,818        1,154,526          125,491
                                                    ------------     ------------     ------------
            Total revenues                            30,320,788       32,893,916       31,495,339
                                                    ------------     ------------     ------------

OPERATING EXPENSES
   Cost of services                                   17,816,607       17,342,050       17,657,512
   Selling, general, and administrative expenses      14,291,900       15,084,216       11,544,575
   Impairment costs                                      582,718           78,202          846,745
                                                    ------------     ------------     ------------
            Total costs                               32,691,225       32,504,468       30,048,832
                                                    ------------     ------------     ------------

OPERATING INCOME (LOSS)                               (2,370,437)         389,448        1,446,507
                                                    ------------     ------------     ------------

OTHER INCOME (EXPENSE)
   Interest income                                         8,163           25,482           16,353
   Interest expense                                     (218,261)        (277,307)        (194,491)
   Other, net                                            (38,807)         (69,143)         (10,088)
                                                    ------------     ------------     ------------
            Total other expense                         (248,905)        (320,968)        (188,226)
                                                    ------------     ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES                     (2,619,342)          68,480        1,258,281

INCOME TAX EXPENSE                                       205,000           27,000          497,000
                                                    ------------     ------------     ------------

NET INCOME (LOSS)                                   $ (2,824,342)    $     41,480     $    761,281
                                                    ============     ============     ============

BASIC AND DILUTED NET INCOME
   (LOSS) PER SHARE                                 $       (.49)    $        .01     $        .13
                                                    ============     ============     ============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING
   Basic                                               5,781,485        5,781,468        5,770,910
                                                    ============     ============     ============
   Diluted                                             5,781,485        5,869,049        5,995,260
                                                    ============     ============     ============

See notes to consolidated financial statements.

ACI TELECENTRICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                            RETAINED
                                                    COMMON STOCK            EARNINGS
                                            --------------------------   (ACCUMULATED
                                               SHARES         AMOUNT        DEFICIT)          TOTAL
                                            -----------    -----------    -----------     -----------
BALANCES AT DECEMBER 31, 1999                 5,756,267    $ 6,638,531    $  (542,166)    $ 6,096,365

   Proceeds from stock options exercised          1,000            500             --             500
   Issuance of common stock under the
     Employee Stock Purchase Plan                17,974         14,324             --          14,324
   Net income                                        --             --        761,281         761,281
                                            -----------    -----------    -----------     -----------

BALANCES AT DECEMBER 31, 2000                 5,775,241      6,653,355        219,115       6,872,470

   Issuance of common stock under the
     Employee Stock Purchase Plan                 6,244          6,634             --           6,634
   Net income                                        --             --         41,480          41,480
                                            -----------    -----------    -----------     -----------

BALANCES AT DECEMBER 31, 2001                 5,781,485      6,659,989        260,595       6,920,584

   Net loss                                          --             --     (2,824,342)     (2,824,342)
                                            -----------    -----------    -----------     -----------

BALANCES AT DECEMBER 31, 2002                 5,781,485    $ 6,659,989    $(2,563,747)    $ 4,096,242
                                            ===========    ===========    ===========     ===========

See notes to consolidated financial statements.

ACI TELECENTRICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
--------------------------------------------------------------------------------

                                                                              2002             2001             2000
                                                                         ------------     ------------     ------------
OPERATING ACTIVITIES
   Net income (loss)                                                     $ (2,824,342)    $     41,480     $    761,281
   Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
     Depreciation                                                           2,083,635        2,106,281        1,320,660
     Provision for losses on accounts receivable                               60,000           41,668          200,000
     Amortization of deferred grant expense reimbursements                   (120,002)        (140,000)        (150,700)
     Deferred income taxes                                                   (349,000)         178,000          186,000
     Noncash impairment cost                                                  582,718           78,202          846,745
     Loss (gain) on disposal of assets                                         29,441           39,126              (69)
     Changes in operating assets and liabilities:
       Trade receivables                                                   (2,668,879)       2,763,467       (1,282,895)
       Grant receivables                                                      296,778          335,664       (1,013,005)
       Prepaid expenses and other current assets                              (90,484)         541,807         (475,700)
       Accounts payable, accrued compensation
         and accrued expenses                                                 233,621         (180,067)       1,193,459
       Income taxes                                                           435,094          (26,948)         139,542
       Deferred grant expense reimbursements                                  572,680          950,530               --
                                                                         ------------     ------------     ------------
            Net cash provided by (used in) operating activities            (1,758,740)       6,729,210        1,725,318
                                                                         ------------     ------------     ------------

INVESTING ACTIVITIES
   Purchases of property and equipment                                       (355,158)      (3,056,539)      (2,412,643)
   Government reimbursements against property and equipment                   388,645               --               --
   Proceeds from sale of assets                                                16,350               --               --
   Decrease (increase) in deposits                                            (29,922)         606,945         (689,871)
                                                                         ------------     ------------     ------------
            Net cash provided by (used in) investing activities                19,915       (2,449,594)      (3,102,514)
                                                                         ------------     ------------     ------------

FINANCING ACTIVITIES
   Net proceeds from issuance of common stock                                      --            6,634           14,824
   Proceeds from revolving line of credit                                  18,033,631       13,106,221       19,015,556
   Payments on revolving line of credit                                   (16,226,060)     (15,607,838)     (17,363,939)
   Payments on capital leases                                                (730,334)        (628,660)        (387,933)
   Proceeds from equipment acquired through capital leases                         --          202,634               --
                                                                         ------------     ------------     ------------
            Net cash provided by (used in) financing activities             1,077,237       (2,921,009)       1,278,508
                                                                         ------------     ------------     ------------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                         (661,588)       1,358,607          (98,688)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              1,459,214          100,607          199,295
                                                                         ------------     ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $    797,626     $  1,459,214     $    100,607
                                                                         ============     ============     ============

See notes to consolidated financial statements.

ACI TELECENTRICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND NATURE OF BUSINESS - ACI Telecentrics, Incorporated (ACI) provides telephone-based sales and marketing services primarily to the telecommunications, publishing and financial services industries. ACI was established in 1987 in Minneapolis, Minnesota. Since that time, the Company has opened additional contact center locations in Twin Valley, Minnesota; Valley City and Devils Lake, North Dakota; Redfield and Pierre, South Dakota; Chadron, Valentine, and Ogallala, Nebraska; Redding, California; Sherbrooke, Vaudreuil and Caplan, Quebec. The Company's contact center in Schererville, Indiana was acquired as a result of an acquisition in 1997. During 2002, ACI transferred certain assets and operations of the Valley City, Pierre and Ogallala contact centers to new owners. In addition, ACI closed contact centers in Redfield and Valentine because all five contact centers were outside of ACI's long-term operational strategy. In 2000, ACI established the wholly owned subsidiary Corporation ACI Telecentrics du Quebec, Inc.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of ACI and its wholly owned subsidiary after elimination of intercompany transactions.

     REVENUE RECOGNITION - Revenues from telemarketing services are recognized as services are provided, primarily based on hours incurred. Performance based revenues are recognized when sales are verified.

     Outbound telemarketing services are performed when our customer sales representatives place a telephone call, from a list supplied by our client company, to a telephone number at a personal residence or business location. Inbound telemarketing services are performed when our customer sales representatives receive a call, on a toll-free telephone number, from an individual or business that is seeking to obtain information or purchase a product or service from our client company.

     USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant management estimates relate to grant agreements accounting and the valuation allowance against net deferred income tax assets.

     CASH AND CASH EQUIVALENTS - Short-term investments, generally with an original maturity of three months or less from the date of purchase, are classified as cash equivalents.

     The Company maintains cash accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. The Company does not believe that it is exposes to any significant credit risks on its cash accounts.

     TRADE RECEIVABLES AND CREDIT RISK - The Company generally does not require collateral or other security from clients. The Company reports receivables net of an allowance for doubtful accounts, which represents the Company's estimate of the amount of receivables that may not be collectible. The Company conducts periodic reviews of its clients' financial condition and payment practices, and uses various remedies where appropriate to minimize collection risks.

     The Company is dependent on several large clients for a significant portion of its revenue. The inability to collect amounts owed by one or more of these clients could have a material adverse effect on the financial position of the Company.

     ECONOMIC DEVELOPMENT GRANTS - The Company receives incentive payments from certain state, local and provincial governments in the United States and Canada to help offset payroll and start-up costs associated with opening new customer contact centers. These various governmental agencies reserve the right to require repayment of all or a portion of the incentive payments if the Company does not meet certain performance criteria as defined in the incentive agreements, such as, creating a certain, or minimum, number of new jobs, maintaining certain levels of employment over a period of time or paying minimum average salaries.

     Incentive payments are recorded as a reduction to payroll and start-up expenses when performance criteria are satisfied. In the event that performance criteria have been satisfied prior to receipt of the incentive payment, payroll and start-up expenses are reduced and a receivable from the governmental agency is recorded. If an incentive payment is received prior to the satisfaction of all required performance criteria, the incentive payment is deferred and recorded as a liability. If an incentive payment is received for which an incremental portion of the performance criteria is satisfied, then the incremental portion of the incentive payment is recorded as a reduction to payroll and start-up costs, and the incremental portion of the incentive payment not earned is deferred and recorded as a liability.

     PROPERTY AND EQUIPMENT - Property and equipment are carried at cost. Depreciation is based on the straight-line method over estimated useful lives of the assets, generally three to seven years for furniture and equipment and from three to ten years for leasehold improvements.

     GOODWILL - Goodwill represents the difference between the purchase price of an acquired business and the fair value of its net assets when accounted for by the purchase method. Goodwill was amortized on a straight-line basis over 15 years. An impairment loss of $846,745 was recognized during 2000 related to goodwill recorded from a 1997 acquisition.

     IMPAIRMENT OF LONG-LIVED ASSETS - The Company periodically reviews property and equipment to determine potential impairment by comparing the carrying values with estimated future cash flows expected to result from the use of assets. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss.

     During 2002, the Company recorded a non-cash impairment charge of $532,743 for the write-down of long-lived assets related to the reduction of excess production capacity in our call centers. In addition, the Company also recorded in 2002, a non-cash impairment of asset charge of $49,975 related to the closing of two small call centers.

     In 2001, the Company transferred certain assets and the operations of three of its smaller contact centers to new owners because the facilities were outside of the Company's long-term operational strategy, and, as a result, the Company recorded a non-cash impairment charge of $78,202 in 2001 based on projected future cash flows on the assets to be transferred.

     FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS - The fair value of capital lease obligations approximates carrying value due to interest rates that approximate current market rates. The fair value of other financial instruments approximates the carrying value due to their short-term nature.

     INCOME TAXES - Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Income tax expense is the tax payable for the year and the change in deferred income tax assets and liabilities during the year.

     SEGMENT INFORMATION - The Company manages its business as one operating segment and does not separately track sources of costs and expenses related to outbound and inbound revenue.

     FOREIGN CURRENCY TRANSACTIONS - Transactions with Canadian vendors and employees are recorded in U.S. dollars at the time of settlement. Accordingly, the Company has no foreign currency translation adjustments.

     NEW ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
     (SFAS) No. 142 (SFAS 142), GOODWILL AND OTHER INTANGIBLE ASSETS. This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. SFAS 142 did not have a material impact on the Company's financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. SFAS 143 is effective on January 1, 2003. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company does not expect SFAS 143 to have a material effect on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, it retains many of the fundamental provisions of that statement. SFAS 144 was effective on January 1, 2002 (see impairment of long-lived assets).

     In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires costs associated with the following restructuring activities to be recognized and measured at fair value (except for one-time termination benefits) and recorded when such changes occur: one-time termination benefits, costs to terminate contracts other than capital leases, and costs to consolidate facilities and/or relocate employees. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged.

2.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31:

                                                         2002            2001
                                                    ------------    ------------

     Furniture                                      $  1,639,545    $  1,862,921
     Equipment                                         8,166,396       8,988,406
     Leasehold improvements                              292,809         415,340
                                                    ------------    ------------
                                                      10,098,750      11,266,667
     Less accumulated depreciation                     6,335,205       5,172,275
                                                    ------------    ------------
     Net property and equipment                     $  3,763,545    $  6,094,392
                                                    ============    ============

     CAPITALIZED LEASES - At December 31, 2002 and 2001, the Company had equipment under capitalized leases totaling $2,888,107 and $2,534,748, respectively. Related accumulated depreciation of the equipment under capitalized leases totaled $1,512,868 and $936,093 at December 31, 2002 and 2001, respectively.

     CAPITALIZED SOFTWARE - The Company capitalizes certain costs related to purchased and developed computer software for internal use. At December 31, 2002 and 2001, the Company had capitalized software of $623,807. Related accumulated depreciation totaled $348,226 and $140,291, respectively.

3.   CAPITAL LEASE OBLIGATIONS

     Capitalized lease obligations consist of the following at December 31:

                                                         2002            2001
                                                     -----------     -----------

     Capitalized leases                              $ 1,128,398     $ 1,443,948
     Less current maturities                             585,223         669,731
                                                     -----------     -----------
                                                     $   543,175     $   774,217
                                                     ===========     ===========

     Maturities of capitalized lease obligations are as follows:

     Year
     ----

     2003                                                            $   660,130
     2004                                                                351,487
     2005                                                                186,531
     2006                                                                 48,566
                                                                     -----------
     Total                                                             1,246,714
     Less amounts representing interest                                  118,316
                                                                     -----------
     Present value of net minimum lease payments                     $ 1,128,398
                                                                     ===========

     Capital lease obligations represent fixed rate indebtedness with interest rates ranging from 8.05% to 11.31%.

4.   REVOLVING CREDIT AND FORBEARANCE LOAN AGREEMENT

     The Company has a $2,700,000 Revolving Credit and Forbearance Loan Agreement dated December 2002, that expires on April 30, 2003. The loan accrues interest at the prime rate plus 3% on outstanding borrowings (prime rate was 4.25% and 4.75% at December 31, 2002 and 2001, respectively). Borrowings are collateralized by certain trade receivables. In addition, the loan agreement contains provisions requiring compliance with certain financial covenants based upon total debt levels, tangible net worth, debt service, capital expenditures, and working capital, including prohibiting the payment of cash dividends without the bank's consent. In addition, the loan agreement limits the 2002 net loss. The agreement further stipulates that during 2003, the Company will maintain a net loss of not more than $400,000 as of January 31, 2003, and a cumulative net loss of not more than $600,000 as of the end of each month thereafter. The Company has not obtained waivers for covenants for which it was not in compliance. At December 31, 2002, the Company had outstanding borrowings of $1,807,571 under the Revolving Credit and Forbearance Loan Agreement with an available credit line of $892,429. As a result, the Company is seeking an alternative lender to replace the current credit facility, and provide additional capital to meet current liquidity needs; however, there is no assurance that the Company can reach an agreement.

     Maximum borrowings on the credit facility were $2,540,899 and $3,494,375 in 2002, and 2001, respectively. Average borrowings and the weighted average interest rate were $1,249,842 and $1,063,977, and 4.92% and 6.92% in 2002, and 2001, respectively.

     See Note 13 - SUBSEQUENT EVENTS.

5.   OPERATING LEASES

     The Company has various operating leases for our corporate office and eight contact centers. Several of the operating leases contain renewal provisions.

     Future minimum lease payments under operating and capital leases that have initial noncancelable lease terms in excess of one year, not including shared operating costs, are as follows:

     Year
     ----
     2003                                                            $ 1,095,655
     2004                                                                902,646
     2005                                                                771,973
     2006                                                                766,132
     2007                                                                472,277
     Thereafter                                                          230,525
                                                                     -----------
                                                                     $ 4,239,208
                                                                     ===========

     Rent expense on all operating leases was approximately $1,214,000, $1,339,000, and $832,000 for the years ended December 31, 2002, 2001, and
     2000, respectively.

6.   GRANT AGREEMENTS

     One of the Company's strategies is to locate its call centers in smaller, more rural communities because many of these communities offer higher quality labor and reduced operating expenses, as well as, economic incentives for locating facilities in their communities. The Company receives incentive payments from certain state, local, and provincial governments in the United States and Canada to help offset payroll and start-up costs associated with opening new customer contact centers. These various governmental agencies reserve the right to require repayment of all or a portion of the incentive payments if the Company does not meet certain performance criteria as defined in the incentive agreements, such as creating a certain, or minimum, number of new jobs, maintaining certain levels of employment over a period of time, or paying minimum average salaries.

     Incentive payments are recorded as a reduction to payroll and start-up expenses when performance criteria are satisfied. In the event that performance criteria have been satisfied prior to receipt of the incentive payment, payroll and start-up expenses are reduced and a receivable from the governmental agency is recorded. If an incentive payment is received prior to the satisfaction of all required performance criteria, the incentive payment is deferred and recorded as a liability. If an incentive payment is received for which a portion of the performance criteria is satisfied, then the payment is recorded as a reduction to payroll and start-up costs for the year, and the portion of the payment not earned is deferred and recorded as a liability.

     To this extent, the Company undertakes a rigorous analysis of each government grant, which it receives. Each grant has its own distinct terms because of the different government jurisdictions involved. Each grant is accounted for separately in accordance with the preceding criteria and its grant terms so as to appropriately match all incentive payments with the respective payroll and start-up expenses.

     CAPLAN, QUEBEC CANADA
     PROVINCIAL GOVERNMENT OF QUEBEC - During the second quarter of 2002, the Company entered into a financial incentives agreement with the Government of Quebec, Canada. Under the agreement the Company agreed to open a contact center in Caplan, Quebec for certain financial incentives. To receive financial incentives the Company must create a minimum of 50 jobs by April 30, 2004, but can create up to 500 jobs for which it will receive incentive payments. These incentives are based on maintaining certain eligibility requirements for each job created, including a minimum number of hours worked per week and maintaining minimum average annual salaries. In addition, for each job that the Company receives a financial contribution, the agreement requires that the job be maintained for a minimum period of two years from the date of its creation.

     As of December 31, 2002, the Company created 180 jobs and received reimbursement for 164 of those jobs created. At December 31, 2002, the receivable under the agreement was $56,732. Should future employment levels fall below the 180, the provincial government reserves the right to apply a proportionate amount of the financial contribution already paid toward the replacement of each new job once employment levels exceed 180. The proportionate amount is defined as the number of months remaining in the 24-month job existence requirement at the time employment levels fell below 180, divided by 24 months. Due to this provision, the Company is reducing payroll costs for each of the 180 jobs created evenly over 24 months from the date that each job is created. During 2002, the Company reduced payroll costs by a total of $102,669 for the portion of the financial incentives earned. The Company recorded a deferred grant expense reimbursements liability of $463,468 as of December 31, 2002, for the portion of the financial incentives not earned.

     EMPLOI QUEBEC - During the second quarter of 2002, the Company entered into a financial incentive agreement, which under the terms of the agreement, Emploi Quebec agreed to subsidize up to 50% of wages for the first 40 weeks of employment for each new employee, training costs and human resources management costs for two years. The financial incentive is linked to the creation of up to 500 jobs at the Company's new customer contact center located in Caplan, Quebec. During 2002, the Company recorded $184,676 as a reduction to payroll costs. At December 31, 2002, the receivable under this agreement was $54,636.

     VAUDREUIL, QUEBEC CANADA
     PROVINCIAL GOVERNMENT OF QUEBEC - During the first quarter of 2001, the Company entered into a financial incentive agreement with the Government of Quebec, Canada. Under the agreement the Company agreed to open a contact center in Vaudreuil, Quebec, for certain financial incentives. To receive financial incentives the Company must create a minimum of 50 jobs by October 15, 2002, but can create up to 626 jobs for which it will receive incentive payments. These incentives are based on maintaining certain eligibility requirements for each job created, including a minimum number of hours worked per week and maintaining minimum average annual salaries. In addition, for each job that the Company receives a financial incentive, the agreement requires that the job be maintained for a minimum period of three years from the date of its creation.

     As of December 31, 2002, the Company filed financial reimbursement claims for 389 jobs created for which it has received reimbursement for 348 of those jobs. At December 31, 2002, $186,891 in incentives is receivable under the agreement. As of December 31, 2002, the actual number of jobs existing at the contact center was 291. According to the terms of the agreement, the provincial government reserves the right to apply financial incentives already paid toward new jobs should employment levels fall below the total number of jobs for which it has already reimbursed the Company. As a result of current employment levels being lower than the number of jobs for which the Company has received financial incentives, the Company has a deferred grant expense reimbursements liability of $527,939 as of December 31, 2002. Increases in future employment levels will allow the Company to reduce additional payroll costs and reduce the deferred grant expense reimbursements liability. During 2002, the Company did not record any reduction in payroll costs under this agreement. This compares to a reduction in payroll costs of $1,085,278 during 2001.

     SHERBROOKE, QUEBEC CANADA
     FEDERAL GOVERNMENT OF CANADA - During the first quarter of 2001, the Company entered into a financial incentives agreement with the Federal Government of Canada. Under the agreement, the Company agreed to create 437 fulltime equivalent jobs by March 31, 2002. During 2002, the Company recorded $48,302 in reductions to payroll costs compared to $781,714 during 2001. Payment of all incentive amounts have been received.

     PROVINCIAL GOVERNMENT OF QUEBEC TRAINING GRANT -During the first quarter of 2001, the Company entered into a financial incentive agreement, which under the terms of the agreement, the Provincial Government of Quebec agreed to subsidize up to 50% of certain training costs associated with the opening of the Sherbrooke contact center. Reductions in startup expenses were $0 and $107,780 in 2002 and 2001, respectively.

     PROVINCIAL GOVERNMENT OF QUEBEC - During the year ended 2000, the Company entered into a financial incentives agreement with the Government of Quebec, Canada. Under the agreement the Company agreed to open a contact center in Sherbrooke, Quebec, for certain financial incentives.

     To receive financial incentives the Company must create a minimum of 50 jobs by March 14, 2002, but can create up to 600 jobs for which it will receive incentive payments. These incentives are based on maintaining certain eligibility requirements for each job created, including a minimum number of hours worked per week and maintaining minimum average annual salaries. In addition, for each job that the Company receives a financial incentive, the agreement requires that the job be maintained for a minimum of two years from the date of its creation.

     As of December 31, 2002, the Company filed financial reimbursement claims for 546 jobs created for which it received reimbursement for 526 of those jobs. At December 31, 2002, the receivable under the agreement was $82,303. As of December 31, 2002, the actual number of jobs existing at the contact center was 414. According to the terms of the agreement, the provincial government reserves the right to apply financial incentives already paid toward new jobs should employment levels fall below the total number of jobs for which it has already reimbursed the Company. As a result of current employment levels being lower than the number of jobs for which the Company has received financial incentives, the Company has a deferred grant expense reimbursements liability of $531,803 as of December 31, 2002. Increases in future employment levels will allow the Company to reduce additional payroll costs and reduce the deferred grant expense reimbursements liability. During 2002, the Company did not record any reduction in payroll costs under this agreement. This compares to a reduction in payroll costs of $63,736 during 2001.

7.   SIGNIFICANT CUSTOMERS AND CREDIT CONCENTRATIONS

     Revenues and year-end accounts receivable from major customers were as follows as of and for the years ended December 31:

                        2002                  2001                  2000
                --------------------  --------------------  --------------------
                Revenues Receivables  Revenues Receivables  Revenues Receivables
                -------- -----------  -------- -----------  -------- -----------
     Customer A    17%        22%          0%         0%          0%         1%
     Customer B    14          6          16         17          13          8
     Customer C    10         18           5         13           1          2
     Customer D     7         12          11          7          13         14
     Customer E     6          4          11         11           4          6
     Customer F     4          3          16         13          21         20
     Customer G     1          0          12          0           3          7

     Historically, the Company has not experienced write-offs related to these major customers.

8.   SHAREHOLDERS' EQUITY

     EMPLOYEE STOCK PURCHASE PLAN - The Company adopted the 1996 Employee Stock Purchase Plan (Stock Purchase Plan), which allows participants to purchase common stock at 85% of the common stock's fair market value at the commencement or termination of two six-month phases each year. Employees must have six months of service to be eligible to participate in the Stock Purchase Plan. The Board of Directors has reserved 100,000 shares of common stock for issuance under the Stock Purchase Plan. The Company did not issue any shares under the plan in 2002. The Company issued 6,244 and 17,974 shares under the plan in 2001 and 2000, respectively. In November 2000, the Board of Directors authorized a change to the Plan allowing for the purchase of shares on the open market. The Company purchased 45,761 and 20,343 shares on the open market for individual participants during 2002 and 2001, respectively. The cost to the Company was $16,251 and $16,857 in 2002 and 2001, respectively, which included the difference between the employee purchase price and the open market price of the shares plus broker fees which were charged to operations.

     STOCK OPTION PLAN - The Company has a Stock Option Plan (Stock Option
     Plan), which reserved 1,000,000 shares of the Company's common stock in the form of incentive stock options and nonqualified stock options for employees and investors. The Stock Option Plan requires that the exercise price of all options granted be the fair market value of the Company's common stock on the date of grant. Vesting and exercise periods for individual options vary by grant.

     The following table summarizes stock option activity:

                                                Shares Under    Weighted Average
                                                   Option       Price per Share
                                                ------------    ---------------

     Balance at December 31, 1999                  292,500         $   1.34

     Granted in 2000                               515,000             1.07
     Exercised in 2000                              (1,000)             .50
     Canceled in 2000                               (6,000)             .67
                                                  --------         --------
     Balance at December 31, 2000                  800,500             1.17

     Granted in 2001                                22,000             1.50
     Canceled in 2001                              (56,500)             .82
                                                  --------         --------
     Balance at December 31, 2001                  766,000             1.21

     Granted in 2002                               118,000             0.38
     Canceled in 2002                              (72,500)            1.05
                                                  --------         --------
     Balance at December 31, 2002                  811,500         $   1.10
                                                  ========         ========

     Shares exercisable at December 31, 2000       541,834         $   1.21
                                                  ========         ========

     Shares exercisable at December 31, 2001       737,667         $   1.22
                                                  ========         ========

     Shares exercisable at December 31, 2002       713,500         $   1.21
                                                  ========         ========

     The following table summarizes information about stock options outstanding at December 31, 2002:

                            Outstanding                                      Exercisable
     --------------------------------------------------------------   --------------------------
                                        Weighted Average
       Range of        Number     ---------------------------------                  Weighted
       Exercise      of Shares                        Remaining         Number       Average
        Prices      Outstanding   Exercise Price   Contractual Life   of Shares   Exercise Price
     ------------   -----------   --------------   ----------------   ---------   --------------
     $0.00 - 0.50        96,250      $   0.24            7.0              8,250       $ 0.50
     $0.51 - 0.81         2,500          0.81            7.9              2,500         0.81
     $0.82 - 0.88        95,000          0.87            8.8             85,000         0.87
     $0.89 - 1.00         2,500          1.00            7.2              2,500         1.00
     $1.01 - 1.06       152,500          1.06            8.1            152,500         1.06
     $1.07 - 1.17       220,000          1.17            3.5            220,000         1.17
     $1.18 - 1.50       242,750          1.50            6.7            242,750         1.50
                    -----------                                       ---------
                        811,500          1.10            6.4            713,500         1.21
                    ===========                                       =========

     The Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and elected to continue following the accounting guidance of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, for measurement and recognition of stock-based transactions with employees. No compensation cost was recognized for options issued under the Stock Option Plan because the exercise price of all options granted was at least equal to the fair value of the common stock on the grant date. Had compensation cost for the stock options been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, the Company's pro forma net income (loss) and per share amounts would have been as indicated below:

                                                            2002             2001             2000
                                                       ------------     ------------     ------------
     Net income (loss) applicable to common stock:
       As reported                                     $ (2,824,342)    $     41,480     $    761,281
                                                       ============     ============     ============

       Pro forma                                       $ (2,805,490)    $    (77,364)    $    581,531
                                                       ============     =============    ============

     Basic and diluted net income (loss) per share:
       As reported                                     $       (.49)    $        .01     $        .13
                                                       ============     ============     ============

       Pro forma                                       $       (.49)    $       (.01)    $        .10
                                                       =============    ============     ============

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions and results:

                                                2002         2001          2000
                                             ---------    ---------    ---------

     Dividend yield                                 0%           0%           0%
     Expected volatility                           93%         105%         109%
     Risk free interest rate                     3.58%        4.73%        6.05%
     Expected life of options                6.4 Years    6.4 Years    7.2 Years
     Fair value of options on grant dates     $   0.30     $   1.26      $  1.01

     STOCK WARRANTS - On October 21, 1996, warrants to purchase 140,000 shares of common stock were issued in connection with the initial public offering. The warrants expired on October 21, 2001. The warrants had an exercise price of $6.00 per share. No warrants were exercised.

9.   COMMITMENTS AND CONTINGENCIES

     EMPLOYMENT AGREEMENTS - Each of the two majority shareholders entered into an employment agreement with the Company providing a minimum annual base salary of $175,000. These agreements have automatic one-year extensions, unless terminated in writing. The agreements require the Company to pay premiums for life insurance intended to fund the buy/sell agreements to which the two majority shareholders are parties. If employment is terminated by either party, the two majority shareholders will receive 12 months' salary and health benefits. These agreements require each of the two majority shareholders to vote his shares for election of the other to serve on the Company's Board of Directors. Each of these agreements include confidentiality protections and prohibits each of the two majority shareholders from competing with the Company for a period equal to the period during which the Company is obligated to make severance payments.

     BUY/SELL AGREEMENTS - Each of the two majority shareholders has entered into a Buy/Sell Agreement with the Company and each other. Under this agreement, the Company has the option to purchase shares from the two shareholders.

     CONTINGENCIES - The Company is also involved in legal actions in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, management believes that there is no pending legal proceeding against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company's financial position or results of operations.

10.  INCOME TAXES

     The provision for income taxes consists of the following for the year ended December 31:

                                     2002          2001           2000
                                  ----------    ----------     ----------

     Current:
       Federal                    $       --    $  172,000     $  285,000
       State                           3,000        33,000         26,000
       Foreign                       551,000            --             --
                                  ----------    ----------     ----------
                                     554,000       205,000        311,000
     Deferred                       (349,000)     (178,000)       186,000
                                  ----------    ----------     ----------
     Total income tax expense     $  205,000    $   27,000     $  497,000
                                  ==========    ==========     ==========

     Differences between the provisions for income taxes at the federal statutory rate and the recorded provision are summarized as follows for the year ended December 31:

                                                     2002       2001      2000
                                                    ------     ------    ------

     Income tax expense (benefit) at
       federal statutory rate                        (34.0)%     34.0%     34.0%
     State income tax, net of
       federal benefit (cost)                         (4.8)       4.0       4.0
     Change in Canadian tax strategy                 (21.7)        --        --
     Change in valuation allowance, net of net
       operating loss carryforwards not utilized      69.8         --        --
     Other                                            (1.5)       1.4       1.5
                                                    ------     ------    ------
     Effective income tax rate                         7.8%      39.4%     39.5%
                                                    ======     ======    ======

     Net deferred tax assets (liabilities) at December 31, are comprised of the following:

                                                                       2002             2001
                                                                   ------------     ------------
     Current deferred tax assets (liabilities):
       Allowance for doubtful accounts                             $     80,000     $     77,000
       Benefit of net operating loss carryforwards and credits               --          885,000
       Other, net                                                       (31,000)         (51,000)
                                                                   ------------     ------------
     Net current deferred tax assets                                     49,000          911,000
                                                                   ------------     ------------

     Noncurrent deferred tax assets (liabilities):
       Benefit of net operating loss carryforwards and credits        1,874,000               --
       Excess of tax over book depreciation                             (42,000)        (117,000)
       Canadian basis differences                                       201,000         (942,000)
       Other                                                             19,000               --
                                                                   ------------     ------------
     Net noncurrent deferred tax assets (liabilities)                 2,052,000       (1,059,000)
                                                                   ------------     ------------

     Valuation allowance                                             (1,900,000)              --
                                                                   ------------     ------------

     Net deferred tax assets (liabilities)                         $    201,000     $   (148,000)
                                                                   ============     ============

     The 2002 net deferred tax assets are included with other assets on the balance sheet.

     During 2002, the Company changed its strategy regarding Canadian income taxes resulting in approximately $568,000 in reduced income taxes. Since realization of deferred tax assets associated with the net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration, management has provided a valuation allowance at December 31, 2002, against all US federal and state net deferred tax assets, which was a $1,900,000 increase over December 31, 2001.

     As of December 31, 2002, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $3,000,000. The net operating loss carryforwards will expire beginning in 2018. In addition, at December 31, 2002, the Company had tax credits of approximately $698,000, which will expire beginning in 2017.

     State tax effects are deemed insignificant and are not separately disclosed in most areas.

11.  RETIREMENT PLAN

     The Company has a 401(k) pension plan covering substantially all of its employees who are at least 21 years of age and have completed at least nine months continuous employment. Participants may elect to defer from 1% to 15% of their salary and are 100% vested in their own contributions. The plan allows for the Company to make discretionary matching contributions. These contributions, if any, vest to the employee at 20% per year of employment so that the employee will be fully vested in the Company's discretionary contribution upon attaining five years of employment of greater than 1000 hours per year. The Board of Directors determines the Company's discretionary contributions to the plan annually. Discretionary contributions were $15,318 for the year ended December 31, 2000. There were no discretionary contributions made in 2002 or 2001.

12.  NET INCOME (LOSS) PER SHARE

     Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share are computed after giving effect to the exercise of all dilutive outstanding options and warrants. Both basic and diluted earnings per share for 2001 and 2000 were the same because the exercise price of substantially all options and warrants was in excess of the weighted average market price during the year. Because of the net loss in 2002, all options were antidilutive and excluded from the calculation. For the reasons discussed above, options and warrants of 811,500, 243,750, and 140,000 were excluded from the calculation of diluted shares outstanding in 2002, 2001, and 2000, respectively. The following table reconciles the denominators used in computing basic and diluted earnings per share for the years ended December 31:

                                                        2002          2001          2000
                                                     ---------     ---------     ---------
     Weighted average common shares outstanding      5,781,485     5,781,468     5,770,910
     Effect of dilutive stock options and warrants          --        87,581       224,350
                                                     ---------     ---------     ---------
                                                     5,781,485     5,869,049     5,995,260
                                                     =========     =========     =========

13.  SUBSEQUENT EVENTS

     On April 29, 2003, the Company signed a Financing Agreement with a new lender that provides a credit line of up to $3,500,000. The agreement expires on January 29, 2004. Borrowings are limited to 80% of qualifying trade receivables. Certain trade receivables, contract rights and other rights to payments, equipment and general intangibles collateralize the note. The loan accrues interest at the prime rate plus 3.5%. The agreement also requires a minimum interest charge payable to the lender of $3,500 per month and also includes a 1% origination fee.

     On April 7, 2003, the Company announced that it is negotiating an agreement to transfer its Redding, California contact center to another company. The Company expects to continue its operations at the site over next few months until the transfer is completed. As a result of the transfer, the Company expects to incur a loss of $250,000 related to the disposal of assets.

14.  SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental disclosures on cash flow information for the years ended December 31 are as follows:

                                                                 2002          2001          2000
                                                              ---------     ---------     ---------
     Interest paid                                            $ 218,261     $ 277,307     $ 194,491

     Income taxes paid (refunds received)                       168,202       (87,371)      190,583

     Noncash investing and financing activities included:
      Equipment acquired through capital leases                 414,784       826,193       602,745

15.  FOREIGN OPERATIONS

     The following table summarizes selected financial information related to the Company's foreign operations. The Company's foreign subsidiary manages and operates all of the Company's Canadian contact centers. All client contracts are with the parent company. Revenue is recognized by the foreign subsidiary at 105% of the foreign expenses. The accounting policies of the foreign subsidiary are the same as those of the consolidated company.

                                              Years Ended December 31,
                                    --------------------------------------------
                                         2002            2001            2000
                                    -------------   ------------    ------------
     Revenues                       $ 13,419,214    $  8,887,033    $  1,696,085

     Expenses                         12,780,204       8,463,841       1,615,319
                                    ------------    ------------    ------------

     Net income                     $    434,010    $    423,192    $     80,766
                                    ============    ============    ============

     Net property and equipment     $  1,439,807    $  2,469,775    $  1,884,751
                                    ============    ============    ============

16.  SUPPLEMENTAL QUARTERLY FINANCIAL DATA (unaudited)

     Summarized, unaudited quarterly financial data is summarized in the tables below for the years ended December 31, 2002, and 2001 (amounts in thousands, except per share data):

                                            MAR 31,    JUNE 30,    SEPT 30,     DEC 31,
                                             2002        2002        2002        2002
                                           --------    --------    --------    --------
     Total revenues                        $  7,245    $  7,728    $  7,048    $  8,300
                                           --------    --------    --------    --------
     Operating expenses:
        Cost of services                      4,358       4,501       4,389       4,569
        Selling, general, and
           administrative                     3,661       3,559       3,799       3,273
        Impairment costs                         --          --          50         532
                                           --------    --------    --------    --------
     Total operating expenses                 8,019       8,060       8,238       8,374
                                           --------    --------    --------    --------

     Operating income (loss)                   (774)       (332)     (1,190)        (74)

     Interest income                              2           4          --           1
     Interest expense                            45          46          58          69
     Other expense (income)                      23          34         (58)         39
                                           --------    --------    --------    --------

     Income (loss) before income taxes         (840)       (408)     (1,190)       (181)

     Income tax expense (benefit)              (322)       (728)      1,245          10
                                           --------    --------    --------    --------

     Net income (loss)                     $   (518)   $    320    $ (2,435)   $   (191)
                                           ========    ========    ========    ========

     Basic and diluted income (loss)
          per share                        $   (.09)   $    .06    $   (.42)   $   (.04)
                                           ========    ========    ========    ========

                                            MAR 31,    JUNE 30,    SEPT 30,     DEC 31,
                                             2001        2001        2001        2001
                                           --------    --------    --------    --------
     Total revenues                        $  8,336    $  9,132    $  8,267    $  7,159
                                           --------    --------    --------    --------
     Operating expenses:
        Cost of services                      4,161       4,604       4,390       4,187
        Selling, general, and
              administrative                  3,520       3,941       3,946       3,677
        Impairment costs                         --          --          --          78
                                           --------    --------    --------    --------
     Total operating expenses                 7,681       8,545       8,336       7,942
                                           --------    --------    --------    --------

     Operating income (loss)                    655         586         (69)       (783)

     Interest income                              3          12           3           7
     Interest expense                            95          75          59          48
     Other expense (income)                      51          21          64         (66)
                                           --------    --------    --------    --------

     Income (loss) before income taxes          512         502        (188)       (758)

     Income tax expense (benefit)               200         196         (72)       (297)
                                           --------    --------    --------    --------

     Net income (loss)                     $    312    $    306    $   (116)   $   (461)
                                           ========    ========    ========    ========

     Basic and diluted income (loss)
           per share                       $    .05    $    .05    $   (.02)   $   (.07)
                                           ========    ========    ========    ========

            INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION


Board of Directors and Shareholders
ACI Telecentrics, Inc.
Minneapolis, Minnesota

Our report on our audit of the basic consolidated financial statements of ACI Telecentrics, Inc. and subsidiary for the year ended December 31, 2002, appears on page 19. The audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary information on page 41 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

                                        /s/ Lurie Besikof Lapidus & Company, LLP


Minneapolis, Minnesota
February 28, 2003, except for Note 13,
  as to which the date is April 29, 2003



INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION


Board of Directors and Shareholders of ACI Telecentrics, Inc.

Our report on our audit of the basic consolidated financial statements of ACI Telecentrics, Inc. and subsidiary for the year ended December 31, 2001 and 2000, appears on page 20. The audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary information on page 41 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
March 27, 2002

ACI TELECENTRICS, INC. AND SUBSIDIARY

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                              BALANCE AT                              BALANCE AT
                                              BEGINNING    CHARGED TO      (A)          END OF
YEARS ENDED DECEMBER 31,                       OF YEAR      EXPENSE     DEDUCTIONS       YEAR
------------------------                      ----------   ----------   -----------   ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

   2002                                       $  198,874   $   60,000   $    53,002   $  205,872

   2001                                          230,726       41,668        73,520      198,874

   2000                                          140,000      200,000       109,274      230,726

(A) Represents accounts written off.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 9, 2002, Deloitte & Touche LLP resigned as ACI's independent accountant. We had engaged Deloitte & Touche LLP as our independent accountant for prior fiscal years.

     There were not, in connection with the audits of the two most recent fiscal years and any subsequent interim period preceding the resignation of Deloitte & Touche LLP, any disagreements between the Registrant and Deloitte & Touche LLP, on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Deloitte & Touche LLP's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report. Deloitte & Touche LLP's audit reports on the financial statements of ACI for the two years ended December 31, 2001, did not contain an adverse opinion or disclaimer of opinion or been qualified as to uncertainty, audit scope or accounting principles, nor were there any other events requiring disclosure.

Effective December 23, 2002, our Board of Directors, upon recommendation of our Audit Committee, engaged Lurie Besikof Lapidus & Company, LLP as the Registrant's independent auditors for the year ending December 31, 2002.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE COMPANY

     The name and ages of all our executive officers and the positions held by them are listed below.

Name                    Age                      Position

Rick N. Diamond         40       Chairman of the Board, Chief Executive Officer,
                                 Secretary, and Director

Gary B. Cohen           41       President and Director

Lois J. Dirksen         47       Executive Vice President of Client Services

Jill Hackenmueller      34       Executive Vice President of Operations

     RICK N. DIAMOND is cofounder of ACI and has served as our Chief Executive Officer and as a director since we were founded in 1987. Mr. Diamond holds a B.A. degree from the University of Wisconsin and J.D. degree from Washington University in St. Louis, Missouri. Prior to and since founding ACI, he has been active in community and business affairs.

     GARY B. COHEN is cofounder of ACI and has served as our President and as a director since we were founded in 1987. Mr. Cohen holds a B.S. degree from the University of Minnesota. Prior to and since founding ACI, he has been active in community and business affairs.

     LOIS J. DIRKSEN joined ACI as a Vice President in May 1995 and became Executive Vice President of Client Services in August 2001. Prior to joining ACI, Ms. Dirksen was Vice President of Sales for Rezound International, a publisher of audio books, from April 1994 to May 1995 and Director of Direct Response for Minnesota Mutual from March 1990 to April 1994. Ms. Dirksen holds a B.S. degree in Political Science from Arizona State University.

     JILL HACKENMUELLER joined ACI in February 1994, serving as Program Manager before becoming Minneapolis Facility Manager in June 1995, Operations Manager in April 1997 and Executive Vice President of Operations in August 2001. Ms. Hackenmueller attended the University of Minnesota, where she received her degree in Business Administration.

DIRECTORS OF THE COMPANY

     The Company's Board of Directors consists of six directors. Each director serves on the Board until his successor is duly elected and qualified.

Name of                                Current Position       Director
Director/Nominee        Age            with the Company         Since
----------------        ---            ----------------         -----

Rick N. Diamond         40      Chairman of the Board, Chief
                                Executive Officer                1987

Gary B. Cohen           41      President and Director           1987

Seymour Levy            79      Director                         1996

Douglas W. Franchot     57      Director                         1996

Phillip T. Levin        59      Director                         1996

Gary S. Kohler          47      Director                         2003

     The Bylaws of the Company provide that the number of directors, which shall be not less than one, shall be the number set by the shareholders.

BUSINESS EXPERIENCE OF THE DIRECTORS

     RICK N. DIAMOND is co-founder of the Company and has served as the Chief Executive Officer and a director of the Company since its inception in 1987. Mr. Diamond holds a B.A. degree from the University of Wisconsin-Madison and J.D. degree from Washington University-School of Law in St. Louis, Missouri. Prior to and since founding the Company, he has been active in community and business affairs.

     GARY B. COHEN is co-founder of the Company and has served as the Company's President and as a director since its inception in 1987. Mr. Cohen holds a B.S. degree from the University of Minnesota. Prior to and since founding the Company, he has been active in community and business affairs.

     SEYMOUR LEVY has served as President of Sy Levy & Associates, Inc., a management and organizational consulting firm since 1974.

     DOUGLAS W. FRANCHOT has served as President of Franchot, Cohen & Associates, an executive search consulting company since August 1999. Prior to this time Mr. Franchot had served as President of Wood, Franchot Inc., a management and organizational consulting firm since 1974.

     PHILLIP T. LEVIN has served as a director and officer of Metacom, a distributor of audio cassettes, since he co-founded it in 1970. Mr. Levin has also served as Chairman of the Board of Directors of Zomax, Incorporated, a manufacturer of compact discs, since April 1996.

     GARY S. KOHLER has served as a director of Sontra Medical, Inc., a medical technology company in Boston, MA since June 2002. Since December 1999, Mr. Kohler has been a partner of Pyramid Trading, LLC, an investment partnership that invests in publicly traded micro-cap companies. Mr. Kohler holds an M.B.A. degree from Cornell University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review, the Company believes that, during fiscal year 2002, officers Lois Dirksen and Jill Hackenmueller and all directors of the Company did not file required forms for options granted to them during the year.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information regarding compensation paid or accrued during each of the Company's last three fiscal years to the Chief Executive Officer, and the four other most highly compensated executive officers of the company whose salary and bonus exceeded $100,000 in the last fiscal year.

                                                       Annual Compensation            Long Term Compensation
                                                 ----------------------------------   ----------------------
Name And Principal Position        Fiscal Year    Salary($)   Bonus($)   Other($)(1)         Options
--------------------------------   -----------   ----------   --------   -----------         -------
Rick N. Diamond,                      2002       300,000            --     25,712(1)
Chief Executive Officer               2001       287,308            --     28,434                 --
                                      2000       249,135        14,653     24,260            100,000

Gary B. Cohen,                        2002       300,000            --     19,472(1)              --
President                             2001       287,308            --     27,613                 --
                                      2000       249,135        14,653     22,432            100,000

Dana A. Olson,                        2002       200,000(2)         --      6,500(1)              --
Former Chief Operating Officer        2001       187,462            --      6,500                 --
                                      2000       179,417        14,653      5,500             45,000

Lois J. Dirksen,                      2002       150,000            --         --                 --
Executive Vice President of           2001       150,000            --         --                 --
     Client Services                  2000       147,538        14,653         --             30,000

William E. Sorenson,                  2002       116,442(3)         --         --                 --
Chief Information Officer             2001       175,000            --         --                 --
                                      2000       159,120            --         --             40,000

(1) Other compensation reported represents (a) the premiums paid by the company for life and disability insurance for the benefit of such officer, (b) value of personal use portion of company provided automobile, (c) auto allowance, and (d) personal expenses paid for by the Company. The dollar value of each such benefit for the year ended December 31, 2002 is R. Diamond (a) $18,382, (b) $7,330, (c) $0; and (d) $0; G. Cohen (a) $11,963,
     (b) $7,509, (c) $0, and (d) $0; and D. Olson (a) $0, (b) $0, (c) $6,500,
     and (d) $0.
(2)  Mr. Olsen's employment the Company terminated during October 2002.
(3)  Mr. Sorenson's employment with the Company terminated in July 2002.

OPTION GRANTS DURING 2002 FISCAL YEAR

        The following table provides information regarding stock options granted during fiscal 2002 to the named executive officers in the Summary Compensation Table. The Company has not granted any stock appreciation rights.

                                                 Individual Grants
                        --------------------------------------------------------------------
                                    Percent of Total       Exercise or
                        Options      Options Granted       Base Price          Expiration
Name                    Granted      in Fiscal Year      per Share($)(1)          Date
----                    -------      --------------      ---------------          ----
Rick N.  Diamond             --              --                 --                 --

Gary B. Cohen                --              --                 --                 --

Dana A. Olson            20,000            16.9               0.22            August 6, 2012

Lois J. Dirksen          20,000            16.9               0.22            August 6, 2012

William E. Sorenson          --              --                 --                 --

(1) All of these options were granted pursuant to the Company's 1996 Stock Option Plan.

     These options become exercisable over a five year vesting period. Each year one-fifth of the options becomes exercisable, beginning on the first year anniversary of the stock grant date.

OPTION EXERCISES DURING 2002 FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     No options were exercised during fiscal 2002 by the named executive officers in the Summary Compensation Table. The following table provides information as to the number and value of options held by such persons at December 31, 2002. The Company does not have any outstanding stock appreciation rights.

                                                              Value of
                                                             Unexercised
                      Number of Unexercised                 in-the-Money
                           Options at                       Options as of
                        December 31, 2002                December 31, 2002(1)
Name                Exercisable/Unexercisable          Exercisable/Unexercisable
----                -------------------------          -------------------------

Rick N. Diamond       100,000            --               $ --          $ --
Gary B. Cohen         100,000            --                 --            --
Dana A. Olson         182,000        28,000                 --           200
Lois J. Dirksen        68,500        22,000                 --           200

(1) The closing price of the Common Stock on December 31, 2002 was $.23 per share.

COMPENSATION TO DIRECTORS

     Non-employee members of the Board of Directors receive a per-meeting payment of $750 for formal meetings. In addition, the Board of Directors has granted nonqualified options to purchase shares of Common Stock. Mr. Franchot was granted 8,000 shares and Mr. Levin and Mr. Levy were each granted 6,000 shares. All these options became exercisable immediately.

EMPLOYMENT AGREEMENTS AND BUY/SELL ARRANGEMENTS

     Each of Mr. Diamond and Mr. Cohen has entered into an employment agreement dated June 30, 1996, with the Company. These agreements have an initial term of two years with automatic one year extensions, unless terminated in writing within sixty (60) days prior to the renewal date. The agreements provide for a minimum annual base salary, currently at $300,000. If employment is terminated by either party following the initial two-year term, Mr. Diamond and Mr. Cohen will receive 12 months salary and health benefits. These agreements require each of Mr. Diamond and Mr. Cohen to vote his shares for election of the other to serve on the Company's Board of Directors. Each of these agreements includes strict confidentiality protections and prohibits each of Mr. Diamond and Mr. Cohen from competing with the Company for a period equal to the period during which the Company is obligated to make severance payments.

        Each of Mr. Diamond and Mr. Cohen has entered into a Buy/Sell Agreement with the Company and each other. These Agreements give each of Mr. Diamond and Mr. Cohen the option to purchase shares of the Company's stock from the other in the event the other dies, attempts a voluntary sale of stock, or is subject to a possible involuntary transfer of the stock. In addition, these Agreements require each of Mr. Diamond and Mr. Cohen to maintain life insurance on each other and to use the proceeds thereof to purchase shares from the decedent's estate at fair market value. The Company has an option to purchase any shares not purchased by Mr. Diamond or Mr. Cohen, as the case may be. In all instances, purchase options are at fair market value, as measured by the average market price of the Company's publicly traded common stock over a period of 90 days prior to the event giving rise to an option.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

        The Compensation Committee of the Board of Directors consists of directors who are not employees of the Company. The Committee is currently comprised of Douglas W. Franchot, Seymour Levy and Phillip T. Levin. This Committee is responsible for reviewing and approving the Company's compensation policies and recommends to the Board of Directors the salaries to be paid to executive officers of the Company and any plan for additional compensation it deems appropriate. In addition, this Committee is vested with the same authority as the Board of Directors with respect to the granting of options and the administration of the Company's 1996 Stock Option Plan.

SALARY

        Mr. Diamond's compensation for serving as Chief Executive Officer of the Company, including salary and benefit, is and will generally be governed by the terms of his employment agreement with the Company. See "Employment Agreements and Buy/Sell Agreements" set forth above. The Compensation Committee determined, after consideration of competitive levels of compensation for chief executive officers of industry competitors, knowledge and experience of the telemarketing industry, his contribution to the Company's growth and success and as one of its two founding members, the financial performance of the Company during the prior year and the financial condition of the Company, to maintain his base salary at the same level as at the end of the previous year. In determining Mr. Diamond's bonus potential for the year 2002, the Committee established that Mr. Diamond would receive a bonus equal to 5 percent (5%) of the Company's 2002 EBITDA that was in excess of year 2001 EBITDA.

        Mr. Cohen's compensation for serving as President of the Company, including salary and benefit, is and will generally be governed by the terms of his employment agreement with the Company. See "Employment Agreements and Buy/Sell Agreements" set forth above. The Compensation Committee determined, after consideration of competitive levels of compensation for presidents of industry competitors, knowledge and experience of the telemarketing industry, his contribution to the Company's growth and success and as one of its two founding members, the financial performance of the Company during the prior year and the financial condition of the Company, to maintain his base salary at the same level as at the end of the previous year. In determining Mr. Cohen's bonus potential for the year 2002, the Committee established that Mr. Cohen would receive a bonus equal to 5 percent (5%) of the Company's 2002 EBITDA that was in excess of year 2001 EBITDA.

        The Compensation Committee determined that salaries for remaining executive officers of the Company will continue to be set at levels that are intended to reward achievement of individual and Company goals and to motivate and retain highly qualified executives whom the Committee believes are important to the success of the Company. While these compensation decisions are not based on strict formulas, the Committee considers various measures of individual and Company performance and financial condition in establishing these salaries. Bonuses are typically calculated at a certain percentage of each executive's base salary only when the Company's actual performance exceeds budgetary goals.

INCENTIVE COMPENSATION

As with salary and bonuses, decisions regarding incentive compensation, in the form of grants of stock options, are not based on strict formulas but are based on several factors including individual and Company performance. The Compensation Committee awarded stock options totaling 40,000 shares to two of the named executive officers in 2002.

STOCK PERFORMANCE GRAPH

        The following performance graph compares the cumulative shareholder return on our Common Stock with the cumulative total return of the Standard & Poor's 500 Index and an index of peer group companies consisting of teleservices companies for the period from December 31, 1997 to December 31, 2002. This graph assumes that $100 was invested in the Common Stock, the S&P 500 Index and the peer group index on December 31, 1997 and that any dividends were reinvested.

        This peer group is one with which our management believes ACI to be most aligned and consists of the following: APAC Teleservices, Inc.; ICT Group, Inc.; RMH Teleservices, Inc.; Sitel Corp; Teletech Holdings, Inc.; and West Teleservices Corp.

                      COMPARISON OF TOTAL CUMULATIVE RETURN
                          AMONG ACI TELECENTRICS, INC.,
                    THE S&P 500 INDEX AND A PEER GROUP INDEX

                              [PLOT POINTS GRAPH]

---------------------------------------------------------------------------------------
                              12/31/97   12/98     12/99     12/00     12/01     12/02
---------------------------------------------------------------------------------------
ACI TELECENTRICS, INC.        $100.00   $ 10.70   $ 26.80   $ 35.70   $ 28.60   $  6.60
S&P 500 STOCKS                $100.00   $183.80   $162.00   $149.20   $131.60   $100.80
SELF-DETERMINED PEER GROUP    $100.00   $ 54.30   $171.90   $126.50   $144.10   $ 87.00
---------------------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table shows information concerning the beneficial ownership of the outstanding shares of Common Stock as of April 4, 2003 by (i) the persons known by the Company to own more than 5% of the Company's outstanding Common Stock, (ii) each director of the Company, (iii) the named executive officers in the Summary Compensation Table, and (iv) all directors and executive officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them.

Name (and Address of 5%                    Number of Shares        Percent
Owner) or Identity of Group              Beneficially Owned(1)     of Class
---------------------------              ---------------------     --------

Rick N. Diamond                              2,200,000(2)            35.3%
3100 West Lake Street. Suite 300
Minneapolis, MN 55416

Gary B. Cohen                                2,200,000(3)            35.3%
3100 West Lake Street, Suite 300
Minneapolis, MN 55416

Lois J. Dirksen                                 72,908(4)             1.2%

Phillip T. Levin                                82,000(5)             1.3%

Douglas W. Franchot                             43,000(6)              *

Seymour Levy                                    42,000(7)              *

Gary S. Kohler                                      --                 *

All Executive Officers and Directors         4,639,908               72.4%
as a Group (7 Individuals)

*    Less than 1%.

(1) Under the rules of the Securities and Exchange Commission (SEC), shares not actually outstanding are nevertheless deemed to be beneficially owned by a person if such person has the right to acquire the shares within 60 days. Pursuant to such SEC rules, shares deemed beneficially owned by virtue of a person's right to acquire them are also treated as outstanding when calculating the percent of class owned by such person and when determining the percentage owned by a group.

(2) Includes 100,000 shares which may be purchased by Mr. Diamond upon exercise of currently exercisable options.

(3) Includes 40,000 shares held by the Cohen Family Trust U/A dated 6/11/99 and 100,000 shares which may be purchased by Mr. Cohen upon exercise of currently exercisable options.

(4) Includes 68,500 shares which may be purchased by Ms. Dirksen upon exercise of currently exercisable options.

(5) Includes 41,000 shares which may be purchased by Mr. Levin upon exercise of currently exercisable options.

(6) Includes 43,000 shares which may be purchased by Mr. Franchot upon exercise of currently exercisable options.

(7) Includes 41,000 shares which may be purchased by Mr. Levy upon exercise of currently exercisable options.

INFORMATION REGARDING EQUITY COMPENSATION PLANS

     The following table provides information concerning the Company's equity compensation plans as of December 31, 2002.

                                                                            Number of securities remaining
                        Number of securities to      Weighted-average        available for future issuance
                        be issued upon exercise      exercise price of        under equity compensation
                        of outstanding options,     outstanding options      plans (excluding securities
Plan Category             warrants and rights       warrants and rights        reflected in column (a))
-------------             -------------------       -------------------       ------------------------
                                  (a)                       (b)                           (c)
Equity compensation
plans approved
by security holders             811,500                    $1.21                        214,015(1)

Equity compensation
plans not approved
by security holders                 --                        --                              --

Total                           811,500                    $1.21                        214,015

(1) Includes 25,515 shares of common stock available for issuance under the Company's Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        STOCK OPTION VOTING AGREEMENT. Each holder of stock options under the Company's 1996 Stock Option Plan has entered into a voting agreement which grants to Mr. Diamond and Mr. Cohen (acting jointly) the voting rights for all shares acquired pursuant to exercise of such options, until the earlier of five years from date of exercise or until the holder sells such shares in the public market. Shares sold into the public market will not thereafter be subject to the voting agreement.

        Franchot Cohen & Associates, an executive search firm, billed the Company $0, $0, and $59,000 for services provided to the Company in 2002, 2001 and 2000, respectively. Douglas W. Franchot, a director of the Company, is President of Franchot, Cohen & Associates.

ITEM 14. CONTROLS AND PROCEDURES

        Our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, have evaluated our disclosure controls and procedures within the 90 days preceding the date of this filing. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of our disclosure controls and procedures, management determined that such controls and procedures were effective as of the evaluation date.

        Since the evaluation date there have not been any significant changes in the internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15. EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits are numbered in accordance with Item 601 of Regulation S-K. See "Exhibit Index" immediately following Section 302 Certifications of this Form 10-K.

(b) Reports on Form 8-K. We filed the following reports on Form 8-K during the fourth quarter of the year ended December 31, 2002:

1.   Change in ACI's Certifying Accountant filed on December 13, 2002.
2. Form 8-K/A filed on December 17, 2002, amending Current Report on Form 8-K, which was originally filed on December 13, 2002.
3. Engagement of Lurie Besikof Lapidus & Company, LLP as ACI's certifying Accountant filed on December 30, 2002.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ACI TELECENTRICS, INC.

Dated: June 2, 2003                 By: /s/ RICK N. DIAMOND
                                        ----------------------------------------
                                        Rick N. Diamond, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act 1934, this Report has been signed by the following persons on behalf of the Company, in the capacities, and on the dates, indicated.

POWER OF ATTORNEY
-----------------

        Each person whose signature appears below constitutes and appoints RICK
N. DIAMOND and GARY B. COHEN as true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

           Signature and Title                          Date

/s/ RICK N. DIAMOND                                 June 2, 2003
--------------------------------------------
Rick N. Diamond, Chief Executive Officer and
Director (principal executive officer)

/s/ GARY B. COHEN                                   June 2, 2003
--------------------------------------------
Gary B. Cohen, President and Director

/s/ RUSSELL JACKSON                                 June 2, 2003
--------------------------------------------
Russell Jackson, Controller
(principal financial and accounting officer)

/s/ DOUGLAS W. FRANCHOT                             June 2, 2003
--------------------------------------------
Douglas W. Franchot, Director

/s/ PHILLIP T. LEVIN                                June 2, 2003
--------------------------------------------
Phillip T. Levin, Director

/s/ SEYMOUR LEVY                                    June 2, 2003
--------------------------------------------
Seymour Levy, Director

/s/ GARY S. KOHLER                                  June 2, 2003
--------------------------------------------
Gary S. Kohler, Director

SECTION 302 CERTIFICATION
-------------------------

I, Rick N. Diamond, the Chief Executive Officer of ACI Telecentrics, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of ACI Telecentrics, Inc.;

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


Dated: /s/ June 2, 2003                              By: /s/ RICK N. DIAMOND
        -------------------                              -----------------------
                                                         Rick N. Diamond
                                                         Chief Executive Officer

SECTION 302 CERTIFICATION
-------------------------

I, Russell Jackson, Principal Financial and Accounting Officer of ACI Telecentrics, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of ACI Telecentrics, Inc.;

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


Dated: /s/ June 2, 2003           By: /s/ Russell Jackson
       -------------------            --------------------------------
                                      Russell Jackson
                                      Principal Financial and Accounting Officer

                                  EXHIBIT INDEX

                             ACI TELECENTRICS, INC.

                   FORM 10-K FOR YEAR ENDED DECEMBER 31, 2002

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

EXHIBIT
NUMBER                          DESCRIPTION

10.10 Lease Agreement by and between C. H. Young, Trustee, and Mary M. Young, Trustee and ACI Telecentrics dated September 5, l997. (Incorporated by reference to Exhibit 10.32 to Form 10-KSB for the year ended December 31, 1998)

10.11 Lease Agreement by and between Wilkinson Development, Inc. and ACI Telecentrics, Incorporated dated September 9, 1997. (Incorporated by reference to Exhibit 10.33 to Form 10-KSB for the year ended December 31, 1998)

10.12 Memorandum of Understanding for Project #97-ED-008 between the Nebraska Department of Economic Development, the City of Chadron Nebraska, Dawes County Nebraska and ACI Telecentrics, Incorporated. (Incorporated by reference to Exhibit 10.34 to Form 10-KSB for the year ended December 31, 1998)

10.13 Memorandum of Understanding for Project # 97-ED-014 between Nebraska Department of Economic Development, the City of Ogallala Nebraska and ACI Telecentrics, Incorporated. (Incorporated by reference to Exhibit
         10.35 to Form 10-KSB for the year ended December 31, 1998)

10.14 Memorandum of Understanding for project # 97-ED-015 between Nebraska Department of Economic Development, the City of Valentine Nebraska and ACI Telecentrics, Incorporated. (Incorporated by reference to Exhibit
         10.36 to Form 10-KSB for the year ended December 31, 1998)

10.15 Lease Agreement by and between Lease Finance Group, Inc. and ACI Telecentrics, Inc. dated October 19, 1999 (Incorporated by reference to
         Exhibit 10.32 to Form 10-KSB for the year ended December 31,1999)

10.16 Lease Agreement by and between DNS Investments, Inc. and ACI Telecentrics, Inc. dated August 3, 1999 (Incorporated by reference to
         Exhibit 10.33 to Form 10-KSB for the year ended December 31,1999)

10.17 Lease Agreement by and between Lease Finance Group, Inc. and ACI Telecentrics, Inc. dated March 20, 2000. (Incorporated by reference to
         Exhibit 10.34 to Form 10-QSB for the quarter ended March 31, 2000)

10.18 Lease Agreement by and between Investissements Rene St-Pierre Ltee and ACI Telecentrics, Inc. dated April 13, 2000. (Incorporated by reference to Exhibit 10.35 to Form 10-QSB for the quarter ended June 30, 2000)

10.19 Financial Contribution Agreement by and between Investissement Quebec and ACI Telecentrics, Inc. dated April 20, 2000. (Incorporated by reference to Exhibit 10.36 to Form 10-QSB for the quarter ended June 30, 2000)

10.20 Lease Agreement by and between Lease Finance Group, Inc. and ACI Telecentrics, Inc. dated May 15, 2000. (Incorporated by reference to
         Exhibit 10.1 to Form 10-QSB for the quarter ended September 30, 2000)

10.21 Lease Agreement by and between CIT Financial LTD. and ACI Telecentrics, Inc. dated December 13, 2000 (Incorporated by reference to Exhibit
         10.39 to Form 10-KSB for the year ended December 31, 2000)

EXHIBIT
NUMBER                          DESCRIPTION

10.23 Lease Agreement by and between 9G's+, Inc. and ACI Telecentrics, Inc. dated November 23, 2000 (Incorporated by reference to Exhibit 10.40 to Form 10-KSB for the year ended December 31, 2000)

10.23 Financial Contribution Agreement by and between Investissement Quebec and ACI Telecentrics, Inc. dated December 18, 2000 (Incorporated by reference to Exhibit 10.41 to Form 10-KSB for the year ended December 31, 2000)

21       Subsidiaries: Corporation ACI Telecentrics Du Quebec, Inc.

23.1* Consent of Lurie Besikof Lapidus & Company, LLP, independent public accountants

23.2*    Consent of Deloitte & Touche LLP, independent public accountants

24*      Power of Attorney (included on signature page of this Report)

99.1*    Section 906 Certification by Chief Executive Officer

99.2*    Section 906 Certification by Principal Financial and Accounting Officer

---------------------

*        Filed herewith
** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to the Form 10-K