Form 10-Q
period 2003-03-31
ACI TELECENTRICS INC
filed 2003-06-03
CIK 1020998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                    FORM 10-Q


X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2003

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

     The Company had 5,781,485 shares of common stock, no par value per share, outstanding as of May 28, 2003.

                             ACI TELECENTRICS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS




PART I    FINANCIAL INFORMATION

Item 1    Condensed Consolidated Financial Statements
                Balance Sheets
                Statements of Operations
                Statements of Cash Flows
                Notes to Financial Statements

Item 2    Management's Discussion and Analysis of
                Financial Condition and Results of Operations


PART II   OTHER INFORMATION

Items 1 through Item 5 have been omitted since all items are inapplicable or answers negative.

Item 6 Exhibits and reports on Form 8-K

Signature Page

PART 1 FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                             ACI TELECENTRICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    March 31,        December 31,
                                                                      2003               2002
                                                                  ------------       ------------
ASSETS                                                             (Unaudited)        (Audited)
CURRENT ASSETS
   Cash and cash equivalents                                      $    514,442       $    797,626
   Trade receivables, less allowance for doubtful
        accounts of $221,000 and $206,000, respectively              5,947,644          6,299,990
   Grant receivables                                                   697,986            380,562
   Prepaid expenses and other current assets                           289,798            232,714
                                                                  ------------       ------------
              Total current assets                                   7,449,870          7,710,892

PROPERTY AND EQUIPMENT, NET OF
           ACCUMULATED DEPRECIATION                                  3,082,889          3,763,545

DEFERRED INCOME TAXES                                                  201,000            201,000

OTHER ASSETS                                                           251,479            170,282
                                                                  ------------       ------------
                                                                  $ 10,985,238       $ 11,845,719
                                                                  ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Revolving line of credit                                       $  1,946,485       $  1,807,571
   Trade accounts payable                                            1,140,866          1,386,755
   Accrued compensation                                              1,277,065          1,056,717
   Accrued expenses                                                    385,221            299,452
   Income taxes payable                                                601,794            527,376
   Current maturities of capital lease obligations                     516,863            585,223
   Deferred grant expense reimbursements                             1,542,921          1,543,208
                                                                  ------------       ------------
              Total current liabilities                              7,411,215          7,206,302
                                                                  ------------       ------------
CAPITAL LEASE OBLIGATIONS,
           LESS CURRENT MATURITIES                                     485,659            543,175
                                                                  ------------       ------------
SHAREHOLDERS' EQUITY
   Common stock, no par value; 15,000,000 shares authorized;
        5,781,485 shares issued and outstanding                      6,659,989          6,659,989
   Accumulated deficit                                              (3,571,625)        (2,563,747)
                                                                  ------------       ------------
              Total shareholders' equity                             3,088,364          4,096,242
                                                                  ------------       ------------
                                                                  $ 10,985,238       $ 11,845,719
                                                                  ============       ============

See notes to condensed consolidated financial statements.

                             ACI TELECENTRICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended
                                                               March 31,
                                                    ---------------------------
                                                        2003            2002
                                                    -----------     -----------

TELEMARKETING REVENUES
    Outbound revenue                                $ 6,289,841     $ 6,592,192
    Inbound revenue                                     506,242         653,175
                                                    -----------     -----------
      Total revenues                                  6,796,083       7,245,367
                                                    -----------     -----------

OPERATING EXPENSES
    Cost of services                                  3,822,612       4,358,447
    Selling, general and administrative expenses      3,464,771       3,661,355
    Impairment costs                                    256,236              --
                                                    -----------     -----------
      Total costs                                     7,543,619       8,019,802
                                                    -----------     -----------

OPERATING LOSS                                         (747,536)       (774,435)
                                                    -----------     -----------

OTHER INCOME (EXPENSE)
    Interest income                                         979           1,494
    Interest expense                                    (73,116)        (44,550)
    Other, net                                         (129,205)        (22,999)
                                                    -----------     -----------
      Total other expense                              (201,342)        (66,055)
                                                    -----------     -----------

LOSS BEFORE INCOME TAXES                               (948,878)       (840,490)

INCOME TAX EXPENSE (BENEFIT)                             59,000        (322,000)
                                                    -----------     -----------

NET LOSS                                            $(1,007,878)    $  (518,490)
                                                    ============    ===========

LOSS PER SHARE
     Basic and Diluted                              $      (.17)    $      (.09)
                                                    ===========     ===========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING
     Basic and Diluted                                5,781,485       5,781,485
                                                    ===========     ===========

See notes to condensed consolidated financial statements.

                             ACI TELECENTRICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Three Months Ended March 31,
                                                               2003            2002
                                                           -----------     -----------
OPERATING ACTIVITIES
Net (loss)                                                 $(1,007,878)    $  (518,490)
   Adjustments to reconcile net loss to net cash
        used in operating activities:
     Depreciation                                              472,404         607,487
     Provision for losses on trade receivables                  15,000          15,000
     Amortization of deferred grant expense reimbursements     (16,666)        (35,000)
     Noncash impairment cost                                   256,236              --
     Loss on disposal of equipment                                  --          36,640
     Changes in operating assets and liabilities:
        Trade receivables                                      337,346      (1,525,214)
        Grant receivables                                     (317,424)        144,415
        Prepaid expenses and other current assets              (57,084)          7,908
        Accounts payable, accrued compensation
             and accrued expenses                               60,228         529,050
        Income taxes                                            74,418        (321,164)
        Deferred grant expense reimbursements                   16,379          (4,457)
                                                           -----------     -----------
              Net cash used in operating activities           (167,041)     (1,063,825)
                                                           -----------     -----------

INVESTING ACTIVITIES
     Purchases of property and equipment                       (47,984)        (76,405)
     Increase in deposits                                      (81,197)             --
                                                           -----------     -----------
              Net cash used in investing activities           (129,181)        (76,405)
                                                           -----------     -----------
FINANCING ACTIVITIES
     Proceeds from revolving line of credit                  5,599,367       1,377,049
     Payments on revolving line of credit                   (5,460,453)       (795,107)
     Repayments of capital leases                             (125,876)       (207,779)
                                                           -----------     -----------
              Net cash provided by financing activities         13,038         374,163
                                                           -----------     -----------

NET DECREASE IN CASH AND CASH
EQUIVALENTS                                                   (283,184)       (766,067)

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                                 797,626       1,459,214
                                                           -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $   514,442     $   693,147
                                                           ===========     ===========

SUPPLEMENTAL DISCLOSURE ON CASH FLOW INFORMATION
   Cash paid for:
     Income taxes                                          $        --     $     8,050
     Interest                                              $    73,116     $    38,228

See notes to condensed consolidated financial statements.

                             ACI TELECENTRICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION AND RESPONSIBILITY OF INTERIM FINANCIAL STATEMENTS

          ACI Telecentrics, Inc. and subsidiary (the Company) prepared the unaudited condensed consolidated financial statements for the three months ended March 31, 2003 and 2002 following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. Therefore, these condensed financial statements should be read in conjunction with the Company's 2002 Form 10-K.

          The Company is responsible for the unaudited condensed consolidated financial statements included in this document. The condensed consolidated financial statements include all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the Company's financial position, and operating results. Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

(2) NEW ACCOUNTING PRONOUNCEMENTS

          In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142 (SFAS 142), GOODWILL AND OTHER INTANGIBLE ASSETS. This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. We adopted the provisions of SFAS 142 on January 1, 2002, which did not have a material impact on our consolidated financial position or results of operations.

          In June 2001, the FASB issued SFAS No. 143 (SFAS 143), ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. SFAS 143 was effective for the Company on January 1, 2003. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS 143 does not have a material effect on the Company's financial position or results of operations.

          In August 2001, the FASB issued SFAS No. 144 (SFAS 144), ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, it retains many of the fundamental provisions of that statement. SFAS 144 was effective for the Company on January 1, 2002. In the first quarter of 2003, the Company recognized a non-cash impairment charge of $256,236 related to the write-down of assets related to a California contact center.

          In July 2002, the FASB issued SFAS No. 146 (SFAS 146), ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires costs associated with the following restructuring activities to be recognized and measured at fair value (except for one-time termination benefits) and recorded when such changes occur: one-time termination benefits, costs to terminate contracts other than capital leases, and costs to consolidate facilities and/or relocate employees. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 during the third quarter of 2002. There were no restructuring charges in the first quarter of 2003 or 2002.

(3) LOSS PER SHARE

          Basic loss per share is computed by dividing the net loss to common shareholders by the weighted average number of common shares outstanding during each period. Diluted loss per share is computed after giving effect to the exercise of all dilutive outstanding options and warrants. Both basic and diluted loss per share for the three months ending March 31, 2003 and 2002 were the same as all options outstanding were antidilutive. The following table reconciles the denominators used in computing basic and diluted loss per share:

                                                            Three Months Ended
                                                                March 31,
                                                            2003         2002
                                                            ----         ----
          Weighted average common shares outstanding      5,781,485    5,781,485
          Effect of dilutive stock options               ----------
                                                                 --           --
                                                         ----------   ----------
                                                          5,781,485    5,781,485
                                                         ==========   ==========

          A total of 811,500 and 766,000 stock options have been excluded from the calculation of diluted loss per share for the three months ended March 31, 2003 and 2002, respectively.


(4) PROPERTY AND EQUIPMENT

          Property and equipment consists of the following at:

                                             March 31, 2003    December 31, 2002
                                             --------------    -----------------
          Furniture                           $  1,391,483       $  1,639,545
          Equipment                              7,608,010          8,166,396
          Leasehold improvements                   252,412            292,809
                                              ------------       ------------
                                                 9,251,905         10,098,750
          Less accumulated depreciation          6,169,016          6,335,205
                                              ------------       ------------
          Net property and equipment          $  3,082,889       $  3,763,545
                                              ============       ============

          At March 31, 2003 and December 31, 2002, the Company had furniture and equipment under capitalized leases totaling $2,888,107. Related accumulated depreciation of the equipment under capitalized leases totaled $1,686,655 and $1,512,868, respectively.


(5) REVOLVING CREDIT AND FORBEARANCE LOAN AGREEMENT

          During the first quarter of 2003, the Company financed operations using the $2,700,000 Revolving Credit and Forbearance Loan Agreement dated December 2002, that expires on

          April 30, 2003. The loan accrues interest at the prime rate plus 3% on outstanding borrowings. The prime rate was 4.25% and 4.75% at March 31, 2003 and 2002, respectively. Borrowings are collateralized by certain trade receivables. In addition, the loan agreement contains provisions requiring compliance with certain financial covenants based upon total debt levels, tangible net worth, debt service, capital expenditures, and working capital, including prohibiting the payment of cash dividends without the bank's consent. In addition, the loan agreement limited the allowable 2002 net loss without being in default on the loan agreement. The agreement further stipulates that during 2003, the Company will maintain a net loss of not more than $400,000 as of January 31, 2003, and a cumulative net loss of not more than $600,000 as of the end of each month thereafter. The Company has not obtained waivers for covenants for which it was not in compliance. At March 31, 2003 the Company had outstanding borrowings of $1,946,485 under the Revolving Credit and Forbearance Loan Agreement with an available credit line of $753,515.

          See Note 8 - SUBSEQUENT EVENTS

(6) GRANT AGREEMENTS

          CAPLAN, QUEBEC CANADA
          PROVINCIAL GOVERNMENT OF QUEBEC - During the second quarter of 2002, the Company entered into a financial incentives agreement with the Government of Quebec, Canada. Under the agreement the Company agreed to open a contact center in Caplan, Quebec, for certain financial incentives. To receive financial incentives the Company must create a minimum of 50 jobs by April 30, 2004, but can create up to 500 jobs for which it will receive incentive payments. These incentives are based on maintaining certain eligibility requirements for each job created, including a minimum number of hours worked per week and maintaining minimum average annual salaries. In addition, for each job that the Company receives a financial contribution, the agreement requires that the job be maintained for a minimum period of two years from the date of its creation.

          As of March 31, 2003, the Company had created a total of 180 jobs and had received reimbursement for 164 of those jobs created. At March 31, 2003 $34,309 in incentives is receivable under the agreement compared to $56,732 at December 31, 2002. As of March 31, 2003, the actual number of jobs existing at the contact center was 173. Should future employment levels fall below the 164 jobs for which the Company has already received incentives, the provincial government reserves the right to apply a proportionate amount of the financial contribution already paid toward the replacement of each new job once employment levels exceed 164. The proportionate amount is defined as the number of months remaining in the 24-month job existence requirement at the time employment levels fell below 164, divided by 24 months. Due to this provision, the Company is reducing payroll costs for each of the 180 jobs created evenly over 24 months from the date that each job is created. In the first quarter of 2003, the Company reduced payroll costs by a total of $72,655 for the portion of the financial incentives earned. The Company has recorded a current deferred grant expense reimbursements liability of $400,336 as of March 31, 2003, compared to $463,468 as of December 31, 2002, for the portion of the financial incentives not earned.

          EMPLOI QUEBEC - During the second quarter of 2002, the Company entered into a financial incentive agreement, which under the terms of the agreement, Emploi Quebec agreed to subsidize up to 50% of wages for the first 40 weeks of employment for each new employee, training costs and human resources management costs for a period of two years. The financial incentive is linked to the creation of up to 500 jobs at the Company's new customer contact center located in Caplan, Quebec. In the first quarter of 2003, the Company recorded $336,858 as a reduction to payroll costs. At March 31, 2003, $374,286 in incentives was receivable under this agreement compared to $54,636 at December 31,2002.

          VAUDREUIL, QUEBEC CANADA
          PROVINCIAL GOVERNMENT OF QUEBEC - During the first quarter of 2001, the Company entered into a financial incentives agreement with the Government of Quebec, Canada. Under the agreement the Company agreed to open a contact center in Vaudreuil, Quebec, for certain financial incentives. To receive financial incentives the Company must create a minimum of 50 jobs by October 15, 2002, but can create up to 626 jobs for which it will receive incentive payments. These incentives are based on maintaining certain eligibility requirements for each job created, including a minimum number of hours worked per week and maintaining minimum average annual salaries. In addition, for each job that the Company receives a financial incentive, the agreement requires that the job be maintained for a minimum period of three years from the date of its creation.

          As of March 31, 2003, the Company had filed financial reimbursement claims for 389 jobs created for which it has received reimbursement for 348 of those jobs. At March 31, 2003, $200,913 in incentives is receivable under the agreement compared to $186,891 at December 31, 2002. As of March 31, 2003, the actual number of jobs existing at the contact center was 261. According to the terms of the agreement, the provincial government reserves the right to apply financial incentives already paid toward new jobs should employment levels fall below the total number of jobs for which it has already reimbursed the Company. As a result of current employment levels being lower than the number of jobs for which the Company has received financial incentives, the Company has a deferred grant expense reimbursements liability of $567,549 as of March 31, 2003 compared to $527,939 at December 31, 2002. Increases in future employment levels will allow the Company to reduce additional payroll costs and reduce the deferred grant expense reimbursements liability. In the first quarter ended March 31, 2003 and 2002, the Company did not record any reduction in payroll costs under this agreement.

          SHERBROOKE, QUEBEC CANADA
          FEDERAL GOVERNMENT OF CANADA - During the first quarter of 2001, the Company entered into a financial incentives agreement with the Federal Government of Canada. Under the agreement, the Company agreed to create 437 fulltime equivalent jobs by the end of March 31, 2002. In the first quarter ended March 31, 2003 and 2002 the Company did not record any in reduction to payroll costs. Payment of all incentive amounts has been received.

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

          As of March 31, 2003, the Company had filed financial reimbursement claims for a total of 546 jobs created for which it has received reimbursement for 526 of those jobs. At March 31, 2003, $88,478 in incentives is receivable under the agreement compared to $82,303 at December 31, 2002.

          As of March 31, 2003, the actual number of jobs existing at the contact center was 407. According to the terms of the agreement, the provincial government reserves the right to apply financial incentives already paid toward new jobs should employment levels fall below the total number of jobs for which it has already reimbursed the Company. As a result of current employment levels being lower than the number of jobs for which the Company has received financial incentives, the Company has a deferred grant expense reimbursements liability of $571,703 as of March 31, 2003 compared to $531,803 as of December 31, 2002. Increases in future employment levels will allow the Company to reduce additional payroll costs and reduce the deferred grant expense reimbursements liability. In the first quarter ended March 31, 2003 and 2002 the Company did not record any in reduction to payroll costs.

(7) INCOME TAXES

          During the first quarter of 2003, the Company recorded $59,000 in income tax expense related to its Canadian operations, which compares to an income tax benefit of $322,000 recorded during the first quarter of 2002.

(8) SUBSEQUENT EVENTS

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

          On April 7, 2003, the Company announced that it is negotiating an agreement to transfer its Redding, California contact center to another company. The Company expects to continue its operations at the site over the next few months until the transfer is completed. As a result of the transfer, the Company expects to incur a loss of $250,000 related to the disposal of assets.

PART 1   FINANCIAL INFORMATION
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         ACI Telecentrics, Inc. (ACI) provides telephone-based sales and marketing services, and internet-based customer servicing, primarily to the telecommunications, financial services and publishing industries. ACI was established in 1987 in Minneapolis, Minnesota. The Company currently operates six outbound contact centers and two inbound/outbound/internet services contact centers; four of which are located in Midwest states, one in the state of California and three in the province of Quebec, Canada with 801 contacting stations. Our corporate, administrative and sales functions are headquartered in Minneapolis, Minnesota. As of March 31, 2003, we had approximately 1,500 full and part-time employees.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003, COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

         REVENUES. Revenues for the first quarter ended March 31, 2003 decreased $449,284, or 6% to $6,796,083 compared to first quarter 2002 revenues of $7,245,367. Approximately $270,000 of the decrease was due to the eruption of the war with Iraq. Many of the Company's clients suspended their campaigns during the initial days of the war. Billable hours decreased by 7% when compared to the prior year period. The Company operated an average of 801 contact stations during the first quarter of 2003 compared to an average of 812 for the same period in 2002.

         Financial services clients provided the largest portion of revenues during the first quarter of 2003 and 2002, providing 61% of revenues in the current quarter compared to 53% of revenues during the first quarter of 2002. Other industry segments and their percentages of first quarter revenue in 2003 and 2002 included telecommunications (32% and 31%), publishing (5% and 7%), and other miscellaneous (2% and 9%), respectively.

         COST OF SERVICES. Cost of services decreased by $535,835 for the first quarter of 2003, to $3,822,612, when compared to $4,358,447 in the first quarter of 2002. As a percentage of revenues, cost of services for the first quarter of 2003 decreased by 4% to 56% compared to 60% in the first quarter of 2002. This decrease, as a percentage of revenues, was primarily the result of the effect of economic development grant expense reimbursements reducing cost of services in the first quarter of 2003 compared to 2002. During the first quarter of 2003 and 2002, economic development grant expense reimbursements reduced cost of services by $409,513 and $0 respectively. In addition, as a percentage of revenues, long distance telephone costs decreased by 16% when comparing the first quarters of 2003 and 2002.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total selling, general and administrative expenses for the three months ended March 31, 2003 decreased $196,584, or 5% to $3,464,771 from $3,661,355 during the same period of 2002. As a percentage of revenues, selling, general and administrative expenses increased less than 1% in 2003 as compared to 2002. The increase in expenses, as a percentage of revenues, is primarily the result of an increase in maintenance expenses, rent and supplies associated with the Caplan contact center opened in June 2002.

         IMPAIRMENT COST. During the first quarter of 2003, we recorded a non-cash impairment charge of $256,236 related to the write-down of long-lived assets related to a California contact center.

         OPERATING LOSS. Due to the factors listed above, the Company incurred a first quarter 2003 operating loss of $747,536, a $26,899 decrease compared to the first quarter 2002 operating loss of $774,435. As a percentage of revenues, the operating loss was 11% in the first quarter of each 2003 and 2002. Operating loss for the first quarter of 2003 and 2002 would have been $1,157,049 and $774,435, respectively, if the effect of economic development grant expense reimbursements is not considered.

         OTHER INCOME AND EXPENSES, NET. Net interest expense was $72,137 in the first quarter of 2003 compared to $43,056 in the same period of 2002. Other expense, consisting of foreign currency transaction expense, was $129,205 in the first quarter of 2003 compared to $22,999 in the same period in 2002. Foreign currency transaction expense was significantly higher in 2003 compared to 2002 as the Canadian dollar strengthened against the US dollar affecting the deferred portion of economic development grant incentives.

         NET LOSS AND NET LOSS PER SHARE. Pretax loss for the three months ended March 31, 2003 was $948,878, a $108,388 increase compared to pretax losses of $840,490 in the same period of 2002. We recorded income tax expense of $59,000 for the first quarter of 2003 compared to a $322,000 benefit in the first quarter of 2002. The first quarter 2003 income tax expense is related to our Canadian operations. During the first quarters of 2003 and 2002, economic development grant expense reimbursements of $409,513 and $0, respectively, were recorded as a reduction in expenses. The pretax loss for the first quarter of 2003 and 2002 would have been $1,358,391 and $840,490 respectively, if the economic development grant expense reimbursements were not considered. The net loss for the first quarter of 2003 was $1,007,878, or $.17 per share on a basic and diluted basis compared to a net loss of $518,490, or $.09 per share on a basic and diluted basis in the first quarter of 2002. When the effect of the economic development grant expense reimbursements is not considered, the net loss for the first quarter of 2003 and 2002 would have been $1,417,391 and $518,490, or $.25 and $.09 per share on a basic and diluted basis, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically used cash from operating activities including public sector economic development grants, bank borrowings, capital leases, and private sector financing as our primary sources of liquidity. Over the last year, we have not generated sufficient cash from operating activities to meet our liquidity requirements. In the first quarter of 2003, the Company operated under a $2,700,000 Revolving Credit and Forbearance Loan Agreement dated December 2002 that expires on April 30, 2003.

         The loan accrued interest at the prime rate plus 3% on outstanding borrowings. Prime rate was 4.25% at March 31, 2003. Borrowings are collateralized by certain trade receivables. In addition, the loan agreement contains provisions requiring compliance with certain financial covenants based upon total debt levels, tangible net worth, debt service, capital expenditures, and working capital, including prohibiting of the payment of cash dividends without the bank's consent. In addition, the loan agreement limited the allowable 2002 net loss without being in default on the loan agreement. The agreement further stipulates that during 2003, the Company will maintain a net loss of not more than $400,000 as of January 31, 2003, and a cumulative net loss of not more than $600,000 as of the end of each month thereafter. The Company has not obtained waivers for covenants for which it was not in compliance. At March 31, 2003 the Company had outstanding borrowings of $1,946,485 under the Revolving Credit and Forbearance Loan Agreement with an available credit line of $753,515.

         On April 29, 2003, the Company signed a Financing Agreement with a new lender that provides a credit line of up to $3,500,000. The agreement expires on January 29, 2004. Borrowings are limited to 80% of qualifying trade receivables. Certain trade receivables, contract rights and other rights to payments, equipment and general intangibles collateralize the note. The loan accrues interest at the prime rate plus 3.5%. The agreement also requires a minimum monthly interest charge payable to the lender of $3,500 and also includes a 1% origination fee.

         At March 31, 2003, the Company had cash and cash equivalents of $514,442 compared to $797,626 at December 31, 2002. For the three months ended March 31, 2003, and 2002, cash used by operating activities was $167,041 and $1,063,825 respectively. Included in cash used by operating activities in the 2003 period is $113,863 of net changes in working capital components (primarily an increase in trade receivables and a reduction in grant receivables), non-cash net charges of $726,974 and a net loss of $1,007,878. For the three months ended March 31, 2002, cash used by operating activities was $1,063,825. Included in cash used by operating activities was $1,169,462 of changes in working capital components and net loss of $518,490. Cash provided by non-cash net charges of $16,640 and depreciation of $607,487 partially offset this decrease in cash.

         Net cash used by investing activities in the three months of 2003 and 2002 was $129,181 and $76,405, respectively. The primary use of cash by investing activities during 2003 was purchases of equipment and an increase in deposits. During the 2002 period, the primary uses of cash by investing activities included expenditures for property and equipment.

         Net cash provided by financing activities during the three months ended March 31, 2003 and 2002, was $13,038 and $374,163 respectively. Cash provided by financing activities during the first three months of 2003 consisted primarily of $138,914 of net borrowings under the Company's revolving line of credit offset by $125,876 in repayments on capital leases. Cash provided by financing activities during the first three months of 2002 was $581,942 of net borrowings under the Company's revolving line of credit offset by $207,779 in repayments on capital leases

         During the three months ending March 31, 2003 and 2002, the Company did not acquire assets, through capital leases.

         As a result, net cash and cash equivalents decreased by $283,184 and $766,067 during the three months ended March 31 of 2003 and 2002, respectively. We believe that funds generated from future operations, amounts available under our Financing Agreement, and amounts receivable from economic development grants for new jobs created will be sufficient to finance our current and future business operations, including working capital requirements.

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

        In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements in this report on Form 10-Q are also subject to the following risks and uncertainties:

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

COMPETITION; INTERNATIONAL CAPACITY

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

         Our second largest operating cost is telecommunications. Our business is dependent on telephone services provided by various local and long distance companies. To reduce our exposure to rate fluctuations, we enter into contracts with our telecommunications service providers. All contracts are subject to renewal negotiations, which may result in increased rates. Any change to the telecommunications market that would disrupt services or limit our ability to obtain services at favorable rates could have an adverse impact on ACI.

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

ITEM 4   CONTROLS AND PROCEDURES

         Our management, including Chief Executive Officer Rick N. Diamond and Controller Russell Jackson, have evaluated our disclosure controls and procedures within the 90 days proceeding the date of this filing. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of our disclosure controls and procedures, management determined that such controls and procedures were effective as of March 7, 2003, the date of the conclusion of the evaluation.

         Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after March 7, 2003, the date of the conclusion of the evaluation of disclosure controls and procedures.

PART II   OTHER INFORMATION

ITEM 1-5  NOT APPLICABLE


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K.
          (a)    Exhibits:
                 99.1    Certification of Chief Executive Officer
                 99.2    Certification of Principal Financial and Accounting
                         Officer

          (b)    Reports on Form 8-K
                 No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ACI TELECENTRICS, INCORPORATED
                                    Registrant



Dated: /s/ June 3, 2003             By:  /s/  RUSSELL JACKSON
       -------------------               ---------------------------------------
                                    Russell Jackson
                                    (Principal Financial and Accounting Officer)



Dated: /s/ June 3, 2003             By:  /s/  RICK N. DIAMOND
       -------------------               ---------------------------------------
                                    Rick N. Diamond
                                    Chief Executive Officer and Director

CERTIFICATION


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


Dated: /s/ June 3, 2003                            By:  /s/ RICK N. DIAMOND
       -------------------                              ------------------------
                                                   Rick N. Diamond
                                                   Chief Executive Officer

CERTIFICATION


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


Dated: /s/ June 3, 2003               By: /s/ RUSSELL JACKSON
       -------------------                -------------------------------
                                      Russell Jackson
                                      Principal Financial and Accounting Officer

                                  EXHIBIT INDEX
                                  -------------

                             ACI TELECENTRICS, INC.

                   FORM 10-Q FOR QUARTER ENDED MARCH 31, 2003


EXHIBIT NO.                         DESCRIPTION

99.1             Certification of Chief Executive Officer
99.2             Certification of Principal Financial and Accounting Officer