Form 10-Q
period 2003-06-30
ACI TELECENTRICS INC
filed 2003-08-14
CIK 1020998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                    FORM 10-Q


    _X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 -

                  For the quarterly period ended June 30, 2003

    ___   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _____________ to _____________

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

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The Company had 5,781,485 shares of common stock, no par value per share, outstanding as of July 31, 2003.

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

Item 3                Quantitative and Qualitative Disclosures About Market Risk

Item 4                Controls and Procedures

PART II               OTHER INFORMATION

Items 1 through Item 5 have been omitted since all items are inapplicable or answers negative. Item 6 Exhibits and reports on Form 8-K

Signature Page

Exhibit Index

PART 1   FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS
                             ACI TELECENTRICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 June 30,      December 31,
                                                                   2003            2002
                                                               ------------    ------------
ASSETS                                                          (Unaudited)     (Audited)
CURRENT ASSETS
   Cash and cash equivalents                                   $         --    $    797,626
   Trade receivables, less allowance for doubtful
        accounts of $236,000 and $206,000, respectively           4,686,009       6,299,990
   Grant receivables                                                390,376         380,562
   Prepaid expenses and other current assets                        254,593         232,714
                                                               ------------    ------------
              Total current assets                                5,330,978       7,710,892

PROPERTY AND EQUIPMENT, NET OF
           ACCUMULATED DEPRECIATION                               2,680,104       3,763,545

DEFERRED INCOME TAXES                                               201,000         201,000

OTHER ASSETS                                                        218,100         170,282
                                                               ------------    ------------
                                                               $  8,430,182    $ 11,845,719
                                                               ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Borrowings on financing agreements                          $    596,770    $  1,807,571
   Trade accounts payable                                         1,042,226       1,386,755
   Accrued compensation                                           1,145,683       1,056,717
   Accrued expenses                                                 349,594         299,452
   Income taxes payable                                             234,810         527,376
   Current maturities of capital lease obligations                  505,339         585,223
   Deferred grant expense reimbursements                          1,617,522       1,543,208
                                                               ------------    ------------
              Total current liabilities                           5,491,944       7,206,302
                                                               ------------    ------------

CAPITAL LEASE OBLIGATIONS,
           LESS CURRENT MATURITIES                                  381,059         543,175
                                                               ------------    ------------

SHAREHOLDERS' EQUITY
   Common stock, no par value; 15,000,000 shares authorized;
        5,781,485 shares issued and outstanding                   6,659,989       6,659,989
   Accumulated deficit                                           (4,102,810)     (2,563,747)
                                                               ------------    ------------
              Total shareholders' equity                          2,557,179       4,096,242
                                                               ------------    ------------
                                                               $  8,430,182    $ 11,845,719
                                                               ============    ============

See notes to condensed consolidated financial statements.

                             ACI TELECENTRICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months Ended               Six Months Ended
                                                     June 30,                        June 30,
                                           ----------------------------    ----------------------------
                                               2003            2002            2003            2002
                                           ------------    ------------    ------------    ------------
TELEMARKETING REVENUES
     Outbound revenue                      $  6,056,105    $  6,738,785     $12,345,946    $ 13,330,977
     Inbound revenue                            993,617         989,776       1,499,859       1,642,951
                                           ------------    ------------    ------------    ------------
           Total revenues                     7,049,722       7,728,561      13,845,805      14,973,928
                                           ------------    ------------    ------------    ------------

OPERATING EXPENSES
     Cost of services                         4,066,386       4,501,287       7,888,998       8,859,734
     Selling, general and administrative
        expenses                              3,203,779       3,559,000       6,668,550       7,220,355
     Impairment costs                                --              --         256,236              --
                                           ------------    ------------    ------------    ------------
           Total costs                        7,270,165       8,060,287      14,813,784      16,080,089
                                           ------------    ------------    ------------    ------------

OPERATING LOSS                                 (220,443)       (331,726)       (967,979)     (1,106,161)
                                           ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
     Interest income                              1,986           3,703           2,965           5,197
     Interest expense                           (68,886)        (45,911)       (142,002)        (90,461)
     Other, net                                (173,842)        (34,337)       (303,047)        (57,336)
                                           ------------    ------------    ------------    ------------
           Total other expense                 (240,742)        (76,545)       (442,084)       (142,600)
                                           ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAXES                       (461,185)       (408,271)     (1,410,063)     (1,248,761)

INCOME TAX EXPENSE (BENEFIT)                     70,000        (728,000)        129,000      (1,050,000)
                                           ------------    ------------    ------------    ------------

NET INCOME (LOSS)                          $   (531,185)   $    319,729    $ (1,539,063)   $   (198,761)
                                           ============    ============    ============    ============

NET INCOME (LOSS) PER SHARE
     Basic                                 $       (.09)   $        .06    $       (.27)   $       (.03)
                                           ============    ============    ============    ============
     Diluted                               $       (.09)   $        .06    $       (.27)   $       (.03)
                                           ============    ============    ============    ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING
     Basic                                    5,781,485       5,781,485       5,781,485       5,781,485
                                           ============    ============    ============    ============
     Diluted                                  5,781,485       5,789,735       5,781,485       5,781,485
                                           ============    ============    ============    ============

See notes to condensed consolidated financial statements.

                             ACI TELECENTRICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Six Months Ended June 30,
                                                                      ----------------------------
                                                                          2003            2002
                                                                      ------------    ------------
OPERATING ACTIVITIES
Net loss                                                              $ (1,539,063)   $   (198,761)
        Adjustments to reconcile net loss to net cash provided
          (used) in operating activities:
          Depreciation                                                     911,793       1,210,502
          Provision for losses on trade receivables                         30,000          30,000
          Amortization of deferred grant expense reimbursements            (19,999)        (70,000)
          Noncash impairment charge                                        256,236              --
          Deferred income taxes                                                 --        (568,000)
          Loss on disposal of equipment                                         --          36,642
          Changes in operating assets and liabilities:
             Trade receivables                                           1,583,981      (1,833,798)
             Prepaid expenses and other current assets                     (21,879)        (29,941)
             Grant receivables                                              (9,814)        167,583
             Accounts payable, accrued compensation
                  and accrued expenses                                    (205,421)       (153,678)
             Income taxes payable                                         (292,566)       (482,248)
             Deferred grant expense reimbursements                          94,313         294,688
                                                                      ------------    ------------
                   Net cash provided (used) by operating activities        787,581      (1,597,011)
                                                                      ------------    ------------

INVESTING ACTIVITIES
     Purchases of property and equipment                                   (84,588)        (56,736)
     Increase in deposits                                                  (47,818)       (216,315)
                                                                      ------------    ------------
              Net cash used by investing activities                       (132,406)       (273,051)
                                                                      ------------    ------------

FINANCING ACTIVITIES
     Proceeds from financing agreements borrowings                      12,110,513       7,581,767
     Payments on financing agreements borrowings                       (13,321,314)     (5,732,840)
     Payments on capital lease obligations                                (242,000)       (361,253)
                                                                      ------------    ------------
              Net cash provided (used) by financing activities          (1,452,801)      1,487,674
                                                                      ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (797,626)       (382,388)

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                                             797,626       1,459,214
                                                                      ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $         --    $  1,076,826
                                                                      ============    ============

SUPPLEMENTAL DISCLOSURES ON CASH FLOW INFORMATION
   Cash paid for:
     Income taxes                                                     $    458,216    $     19,050
     Interest                                                         $    142,341    $     90,461
   Noncash investing and financing transactions:
     Deposits funded through capital leases                           $         --    $    177,688

See notes to condensed consolidated financial statements.

                             ACI TELECENTRICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) BASIS OF PRESENTATION AND RESPONSIBILITY OF INTERIM FINANCIAL STATEMENTS

         ACI Telecentrics, Inc. and subsidiary (the Company) prepared the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2003 and 2002 following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. Therefore, these condensed financial statements should be read in conjunction with the Company's 2002 Form 10-K.

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

(2) INCOME (LOSS) PER SHARE

         Basic income (loss) per share is computed by dividing the net income
         (loss) to common shareholders by the weighted average number of common shares outstanding during each period. Diluted income (loss) per share is computed after giving effect to the exercise of all dilutive outstanding options and warrants. Both basic and diluted income (loss) per share for the three and six months ending June 30, 2003 and 2002 were the same. The following table reconciles the denominators used in computing basic and diluted income (loss) per share:

                                                                    Three Months Ended                   Six Months Ended
                                                                         June 30,                            June 30,
                                                                  2003              2002              2003              2002
                                                               ---------         ---------         ---------         ---------
         Weighted average common shares outstanding            5,781,485         5,781,485         5,781,485         5,781,485
         Effect of dilutive stock options                             --             8,250                --                --
                                                               ---------         ---------         ---------         ---------
                                                               5,781,485         5,789,735         5,781,485         5,781,485
                                                               =========         =========         =========         =========

(3) PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at:

                                                                           June 30, 2003         December 31, 2002
                                                                           -------------         -----------------
         Furniture                                                           $1,391,483              $ 1,639,545
         Equipment                                                            7,644,614                8,166,396
         Leasehold improvements                                                 252,412                  292,809
                                                                             ----------              -----------
                                                                              9,288,509               10,098,750
         Less accumulated depreciation                                        6,608,405                6,335,205
                                                                             ----------              -----------
         Net property and equipment                                          $2,680,104              $ 3,763,545
                                                                             ==========              ===========

         At June 30, 2003 and December 31, 2002, the Company had furniture and equipment under capitalized leases totaling $2,050,755 and $2,888,107 respectively. Related accumulated depreciation of the equipment under capitalized leases totaled $1,199,670 and $1,512,868, respectively

(4) FINANCING AGREEMENT

         The Company currently operates under a Financing Agreement, dated April 29, 2003 that provides a credit line of up to $3,500,000. The agreement expires on January 29, 2004. Borrowings are limited to 80% of qualifying trade receivables. Certain trade receivables, contract rights and other rights to payments, equipment and general intangibles collateralize the note. The loan accrues interest at the prime rate plus 3.5%. The agreement also requires a minimum monthly interest charge payable to the lender of $3,500 and also includes a 1% origination fee. At June 30, 2003, the Company had outstanding borrowings of $596,770 under the Financing Agreement. Under the terms of the Financing Agreement, the amount available for borrowing at June 30, 2003 was $2,446,000.

(5) GRANT AGREEMENTS

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

         As of June 30, 2003, the Company created a total of 180 jobs and received reimbursement for 164 of those jobs created. At June 30, 2003, $58,235 in incentives is receivable under the agreement compared to $56,732 at December 31, 2002. As of June 30, 2003, the actual number of jobs existing at the contact center was 178. Should future employment levels fall below the 164 jobs for which the Company has already received incentives, the provincial government reserves the right to apply a proportionate amount of the financial contribution already paid toward the replacement of each new job once employment levels exceed
         164. The proportionate amount is defined as the number of months remaining in the 24-month job existence requirement at the time employment levels fell below 164, divided by 24 months. Due to this provision, the Company is reducing payroll costs for each of the 180 jobs created evenly over 24 months from the date that each job is created. In the first half of 2003, the Company reduced payroll costs by a total of $151,915 for the incremental portion of the financial incentives earned. The Company has recorded current deferred grant expense reimbursements liability of $374,321 as of June 30, 2003, compared to $463,468 as of December 31, 2002, for the incremental portion of the financial incentives not earned.

         EMPLOI QUEBEC - During the second quarter of 2002, the Company entered into a financial incentive agreement, which under the terms of the agreement, Emploi Quebec agreed to subsidize up to 50% of wages for the first 40 weeks of employment for each new employee, training costs and Human Resources management costs for a period of two years. The financial contribution is linked to the creation of up to 500 jobs at the Company's new customer contact center located in Caplan, Quebec. In the first half of 2003, the Company recorded $351,369 as a reduction to payroll costs. At June 30, 2003, $16,345 in incentives was receivable under this agreement compared to $54,636 at December 31,2002.

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

         As of June 30, 2003, the Company filed financial reimbursement claims for a total of 389 jobs created for which it received reimbursement for 348 of those jobs. At June 30, 2003, $219,245 in incentives is receivable under the agreement compared to $186,891 at December 31, 2002. As of June 30, 2003, the actual number of jobs existing at the contact center was 163. According to the terms of the agreement, the provincial government reserves the right to apply financial incentives already paid toward new jobs should employment levels fall below the total number of jobs for which it has already reimbursed the Company. As a result of current employment levels being lower than the number of jobs for which the Company has received financial incentives, the Company has a deferred grant expense reimbursements liability of $619,334 as of June 30, 2003 compared to $527,939 at December 31, 2002.
         Increases in future employment levels will allow the Company to reduce additional payroll costs and reduce the deferred grant expense reimbursements liability. In the first half of 2003 and 2002, the Company did not record any reduction in payroll costs under this agreement.

         SHERBROOKE, QUEBEC CANADA
         FEDERAL GOVERNMENT OF CANADA - During the first quarter of 2001, the Company entered into a financial incentives agreement with the Federal Government of Canada. Under the agreement, the Company agreed to create 437 fulltime equivalent jobs by the end of March 31, 2002. In the first half of 2003 and 2002 the Company did not record any reduction in payroll costs. Payment of all incentive amounts has been received.

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

         As of June 30, 2003, the Company filed financial reimbursement claims for a total of 546 jobs created for which it received reimbursement for 526 of those jobs. At June 30, 2003, $96,551 in incentives is receivable under the agreement compared to $82,303 at December 31, 2002. As of June 30, 2003, the actual number of jobs existing at the contact center was 401. According to the terms of the agreement, the provincial government reserves the right to apply financial incentives already paid toward new jobs should employment levels fall below the total number of jobs for which it has already reimbursed the Company. As a result of current employment levels being lower than the number of jobs for which the Company has received financial incentives, the Company has a deferred grant expense reimbursements liability of $623,867 as of June 30, 2003 compared to $531,803 as of December 31, 2002. Increases in future employment levels will allow the Company to reduce additional payroll costs and reduce the deferred grant expense reimbursements liability. In the first half ended June 30, 2003 and 2002, the Company did not record any reduction in payroll costs.

(6) INCOME TAXES

         During the second quarter of 2003, the Company recorded $70,000 in income tax expense related to its Canadian operations, which compares to an income tax benefit of $728,000 recorded during the second quarter of 2002.

(7) SUBSEQUENT EVENT

         On July 29, 2003, the Company transferred its Vaudreuil, Quebec contact center to another company. All costs related to the transfer of this center (including an impairment charge recorded in 2002 for long-lived assets) have been previously recorded. Management estimates that there will be no additional closing costs in excess of those previously recorded.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         ACI Telecentrics, Inc. (ACI) provides telephone-based sales and marketing services, and internet-based customer servicing, primarily to the telecommunications, financial services and publishing industries. ACI was established in 1987 in Minneapolis, Minnesota. The Company currently operates five outbound contact centers and two inbound/outbound/internet services contact centers; four of which are located in Midwest states, and three in the province of Quebec, Canada with 683 contacting stations. Our corporate, administrative and sales functions are headquartered in Minneapolis, Minnesota. As of June 30, 2003, we had approximately 1,300 full and part-time employees.

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

        One of our strategies is to locate our contact centers in smaller, more rural communities, because many of these communities offer higher quality labor and reduced operating expenses, as well as economic incentives for locating facilities in their communities. We receive incentive payments from certain federal, state, local, and provincial governments in the United States and Canada that help offset payroll and start-up costs associated with opening new customer contact centers.

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

         LONG-LIVED ASSETS - We review our long-lived assets, such as fixed assets and other intangibles for impairment whenever events or changes in circumstances indicate the book value of an asset or group of assets may not be recoverable. We consider a history of operating losses to be a primary indicator of potential asset impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows. Fixed assets or goodwill is deemed to be impaired if a forecast of undiscounted future operating cash flows, directly related to such assets, is less than its carrying amount.

         On July 29, 2003, the Company transferred its Vaudreuil, Quebec contact center to another company. All costs related to the transfer of this center (including an impairment charge of $532,000 recorded in 2002 for long-lived assets) have been previously recorded.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003, COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

         REVENUES. Revenues for the second quarter ended June 30, 2003 decreased $678,839, or 9% to $7,049,722 compared to second quarter 2002 revenues of $7,728,561. Billable hours decreased by 10% when compared to the prior year period. The decreases in revenues and billable hours can be primarily attributed to the Company's telecommunications and publishing clients scaling back their marketing campaigns due to the uncertainty of the economy. The Company operated an average of 762 contact stations during the second quarter of 2003 compared to an average of 760 for the same period in 2002.

         Telecommunications clients provided 52% of revenues during the second quarter of 2003 and 2002. Other industry segments and their percentages of second quarter revenue in 2003 and 2002 included financial services (40% and 38%), publishing (3% and 5%), and other miscellaneous (5% and 5%), respectively.

         COST OF SERVICES. Cost of services decreased by $434,901 for the second quarter of 2003, to $4,066,386, when compared to $4,501,287 in the second quarter of 2002. As a percentage of revenues, (approximately 58% in both periods), cost of services for the second quarter of 2003 decreased by less than 1% in 2003 as compared to the second quarter of 2002. As a percentage of revenues, long distance telephone costs decreased by 10% when comparing the second quarters of 2003 and 2002. During the second quarter of 2003 and 2002 economic development grants reduced cost of services by $93,771 and $13,758 respectively.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total selling, general and administrative expenses for the three months ended June 30, 2003 decreased $355,221, or 10% to $3,203,779 from $3,559,000 during the same period of 2002.
As a percentage of revenues, selling, general and administrative expenses decreased less than 1% in 2003 as compared to 2002.

         OPERATING LOSS. Due to the factors listed above, the Company incurred a second quarter 2003 operating loss of $220,443, a $111,283 decrease compared to the second quarter 2002 operating loss of $331,726. As a percentage of revenues, the operating loss was 3% in the second quarter of 2003 and 4% in the second quarter of 2002. Operating loss for the second quarter of 2003 and 2002 would have been $314,214 and $345,484, respectively, if the effect of economic development grants is not considered.

         OTHER INCOME AND EXPENSES, NET. Net interest expense was $66,900 in the second quarter of 2003 compared to $42,208 in the same period of 2002. Other expense, consisting of foreign currency transaction expense, was $173,842 in the second quarter of 2003 compared to $34,337 in the same period in 2002. Foreign currency transaction expense was significantly higher in 2003 compared to 2002 as the Canadian dollar strengthened against the US dollar affecting the deferred portion of economic development grant incentives.

          INCOME TAXES. We recorded income tax expense of $70,000 for the second quarter of 2003 compared to a $728,000 benefit ($568,000 of which was due to a revision in the Company's Canadian tax strategy), in the second quarter of 2002. The second quarter 2003 income tax expense is related to our Canadian operations.

         NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE. The net loss for the second quarter of 2003 was $531,185, or $.09 per share on a basic and diluted basis compared to net income of $319,729, or $.06 per share on a basic and diluted basis in the second quarter of 2002. When the effect of the economic development grants is not considered, the net income (loss) for the second quarter of 2003 and 2002 would have been $(624,956) and $305,971, or $(.11) and $.05 per share on a basic and diluted basis, respectively.

SIX MONTHS ENDED JUNE 30, 2003, COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

         REVENUE. Revenues for the six months ended June 30, 2003 decreased $1,128,123 or 8% to $13,845,805, compared to 2002 revenues of $14,973,928.
Billable hours decreased 9% when compared to the prior year period. The decreases in revenues and billable hours can primarily be attributed to the Company's telecommunications, publishing and other clients scaling back their marketing campaigns due to the uncertainty of the economy. The Company operated an average of 781 contact stations during the first six months of 2003 compared to 794 during the first six months of 2002.

         Financial services clients provided 50% of the 2003 six month revenues compared to approximately 45% of 2002 revenues. Other industry segments and their percentages of first half revenues in 2003 and 2002 included telecommunications (42% and 42%), publishing (4% and 6%), and other miscellaneous (4% and 7%), respectively.

         COST OF SERVICES. Cost of services for the six months ended June 30, 2003 decreased $ 970,736, or 11% to $7,888,998 compared to $8,859,734 during the
2002 period. As a percentage of revenue, cost of services for the six months ended June 30, 2003 decreased by 2% to 57% compared to 59% in the same period in 2002. This decrease as a percentage of revenue was primarily the result of the effect of the economic development grants reducing cost of services for the six months of 2003 versus the six months of 2002. During the six months ended 2003 and 2002 economic development grants reduced cost of services by $503,284 and $13,758, respectively. In addition, as a percentage of revenue, long distance telephone costs were reduced by 5% when comparing the six months ended June 30, 2003 and 2002.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total selling, general and administrative expenses for the first six months of 2003 decreased $551,805, or 8% to $6,668,550, from $7,220,355 during 2002. This reduction in corporate expenses resulted primarily from reduced personnel costs, travel and depreciation expense. As a percentage of revenue, selling, general and administrative expenses remained unchanged at 48% in 2003 compared to the same period of 2002.

         OPERATING LOSS. As a result of the factors listed above, operating loss for the first six months of 2003 was $967,979, a $138,182 decrease compared to 2002 operating loss of $1,106,161. As a percentage of revenue, operating loss remained unchanged at 7% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The Company would have had an operating loss for 2003 and 2002 of $1,471,263 and $1,119,919, respectively, if the effect of the economic development grants were not considered.

         OTHER INCOME AND EXPENSES, NET. Net interest expense was $139,037 in 2003 compared to $85,264 in 2002. Other expense, consisting of foreign currency transaction expense, was $303,047 for the first six months of 2003 compared to $57,336 for the same period in 2002. Foreign currency transaction expense was significantly higher in 2003 compared to 2002 as the Canadian dollar strengthened against the US dollar affecting the deferred portion of economic development grant incentives.

         INCOME TAXES. During the first half of 2003, the Company recorded $129,000 in income tax expense related to its Canadian operations. The Company recorded income tax expense of $129,000 in 2003 and an income tax benefit of $1,050,000 in 2002. During the first half of 2002, the Company revised its strategy related to its Canadian income taxes, which resulted in a $568,000 reduction of deferred tax liabilities.

         NET LOSS AND NET LOSS PER SHARE. Net loss for the first six months of 2003 was $1,539,063 or $.27 per share on a basic and diluted share basis compared to a net loss of $198,761, or $.03 on a basic and diluted share basis in 2002. When the effect of the economic development grants is not considered, net loss for 2003 and 2002 would have been $ 2,042,347 and $212,519, or $.35 and $.04 per share on a basic and diluted share basis, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically used cash from operating activities including public sector economic development grants, bank borrowings, capital leases, and private sector financing as our primary sources of liquidity. During the six months ended June 30, 2003 the company generated cash from operating activities of $787,581 compared to cash used by operating activities of $1,597,011 for the six months ended June 30, 2002. The Company currently operates under a Financing Agreement dated April 29,

2003 that provides a credit line of up to $3,500,000. The agreement expires on January 29, 2004. Borrowings are limited to 80% of qualifying trade receivables. Certain trade receivables, contract rights and other rights to payments, equipment and general intangibles collateralize the note. The loan accrues interest at the prime rate plus 3.5%. The agreement requires a minimum monthly interest charge payable to the lender of $3,500 and also includes a 1% origination fee. At June 30, 2003, the Company had outstanding borrowings of $596,770 under the Financing Agreement. Under the terms of the Financing Agreement, the amount available for borrowing at June 30, 2003 was $2,446,000.

         At June 30, 2003, the Company had cash and cash equivalents of $0 compared to $797,626 at December 31, 2002. For the six months ended June 30, 2003, cash provided by operating activities was $785,149 compared to cash used by operating activities of $1,597,011 in the 2002 period. Included in cash used by operating activities in the 2003 period is $1,146,182 of net changes in operating assets and liabilities (primarily a decrease in trade receivables), non-cash net charges of $1,178,030 (including depreciation of $911,793) and a net loss of $1,539,063. For the six months ended June 30, 2002, cash used by operating activities was $1,597,011. Included in cash used by operating activities was $2,037,394 of changes in operating assets and liabilities (primarily an increase in trade receivables), non-cash net charges of $639,144 (including depreciation of $1,210,502), and a net loss of $198,761.

         Net cash used by investing activities in the six months of 2003 and 2002 was $132,406 and $273,051, respectively. The primary uses of cash by investing activities during 2003 and 2002 were purchases of equipment and an increase in deposits.

         Net cash used by financing activities during the six months ended June 30, 2003, was $1,450,369 and cash provided by financing activities during the six months ended June 30, 2002 was $1,487,674. Cash used by financing activities during the first six months of 2003 consisted primarily of $1,201,801 of net payments under the Company's financing agreements and repayment of $242,000 on capital leases. Cash provided by financing activities during the first six months of 2002 was $1,848,927 of net borrowings under the Company's financing agreements offset by $361,253 in repayments on capital leases.

         During the six months ended June 30, 2003, the Company did not acquire assets, through capital leases. In the six months ended June 30, 2002, the Company funded $177,688 of property and equipment deposits through capital leases.

         As a result, net cash and cash equivalents decreased by $797,626 and $382,388 during the six months ended June 30 of 2003 and 2002, respectively. We believe that funds generated from future operations and amounts available under our Financing Agreement, will be sufficient to finance our current and future business operations, including working capital requirements.

OUTLOOK

         Certain of the statements contained in this section are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This report on Form 10-Q and other documents we file with the SEC contain forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, which could cause future results to differ materially from those expressed or implied by such statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Except as required under the Federal securities laws and rules and regulation of the SEC, we undertake no obligation to publicly update or revise any forward-looking statements in connection with new information or future events.

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

ITEM 4            CONTROLS AND PROCEDURES

         Our management, including Chief Executive Officer Rick N. Diamond and Chief Financial Officer, Norbert F. Nicpon, have evaluated our disclosure controls and procedures as of the end of the period covered by this report. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of our disclosure controls and procedures, management determined that such controls and procedures are effective as of the end of the period covered by this report.

Further, there were no changes in the Company's internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 1 - 5        NOT APPLICABLE

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          32.2 Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K
               The Company filed two reports on Form 8-K during the quarter ended June 30, 2003. The first report, filed April 15, 2003, gave notice that the Company would not file its Form 10-K for the year ended December 31, 2002 within the extension granted under a previously filed Form 12B-25. The second report filed May 20, 2003, gave notice that the Company would not file its Form 10-Q for the quarter ended March 31, 2003 within the extension granted under a previously filed Form 12B-25.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ACI TELECENTRICS, INCORPORATED
                                    Registrant



Dated: /s/ August 14, 2003          By:  /s/  NORBERT F. NICPON
       --------------------------        ---------------------------------------
                                    Norbert F. Nicpon
                                    (Principal Financial and Accounting Officer)



Dated: /s/ August 14, 2003          By:  /s/  RICK N. DIAMOND
       --------------------------        ---------------------------------------
                                    Rick N. Diamond
                                    Chief Executive Officer and Director

                                  EXHIBIT INDEX

                             ACI TELECENTRICS, INC.

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003


       EXHIBIT NO.                    DESCRIPTION

          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          31.2 Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          32.2 Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002